Form 10-Q
period 2025-06-29
JOHNSON & JOHNSON
filed 2025-07-24
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 29, 2025

or

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
On July 18, 2025, 2,408,338,872 shares of Common Stock, $1.00 par value, were outstanding.

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

Part I — Financial information
Item 1 — Financial statements
Johnson & Johnson and subsidiaries consolidated balance sheets
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	June 29, 2025	December 29, 2024
Assets
Current assets:
Cash and cash equivalents (Note 4)	$18,577	24,105
Marketable securities	303	417
Accounts receivable, trade, less allowances $185 (2024, $167)	17,846	14,842
Inventories (Note 2)	13,412	12,444
Prepaid expenses and other	4,360	4,085
Total current assets	54,498	55,893
Property, plant and equipment at cost	52,472	48,768
Less: accumulated depreciation	(30,523)	(28,250)
Property, plant and equipment, net	21,949	20,518
Intangible assets, net (Note 3)	49,835	37,618
Goodwill (Note 3)	48,117	44,200
Deferred taxes on income (Note 5)	6,801	10,461
Other assets	12,189	11,414
Total assets	$193,389	180,104
Liabilities and shareholders’ equity
Current liabilities:
Loans and notes payable	$11,526	5,983
Accounts payable	9,464	10,311
Accrued liabilities	7,404	8,549
Accrued rebates, returns and promotions	20,823	17,580
Accrued compensation and employee related obligations	3,298	4,126
Accrued taxes on income (Note 5)	1,665	3,772
Total current liabilities	54,180	50,321
Long-term debt (Note 4)	39,235	30,651
Deferred taxes on income (Note 5)	3,799	2,448
Employee related obligations (Note 6)	7,021	7,255
Long-term taxes payable (Note 5)	418	390
Other liabilities	10,263	17,549
Total liabilities	$114,916	108,614
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(14,305)	(11,741)
Retained earnings and Additional paid-in capital	165,371	155,791
Less: common stock held in treasury, at cost (713,064,000 and 712,921,000 shares)	75,713	75,680
Total shareholders’ equity	$78,473	71,490
Total liabilities and shareholders’ equity	$193,389	180,104
See Notes to Consolidated Financial Statements

Form 10-Q	1

Johnson & Johnson and subsidiaries consolidated statements of earnings
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Second Quarter Ended
	June 29, 2025	Percent to Sales	June 30, 2024	Percent to Sales
Sales to customers (Note 9)	$23,743	100.0%	$22,447	100.0%
Cost of products sold	7,628	32.1	6,869	30.6
Gross profit	16,115	67.9	15,578	69.4
Selling, marketing and administrative expenses	5,889	24.8	5,681	25.3
Research and development expense	3,516	14.8	3,440	15.3
In-process research and development impairments	—	—	194	0.9
Interest income	(260)	(1.1)	(395)	(1.8)
Interest expense, net of portion capitalized	308	1.3	270	1.2
Other (income) expense, net	107	0.5	653	2.9
Restructuring (Note 12)	64	0.3	(13)	0.0
Earnings before provision for taxes on income	6,491	27.3	5,748	25.6
Provision for taxes on income (Note 5)	954	4.0	1,062	4.7
Net earnings	$5,537	23.3%	$4,686	20.9%
Net earnings per share (Note 8)
Basic	$2.30		$1.95
Diluted	$2.29		$1.93
Avg. shares outstanding
Basic	2,406.3		2,406.8
Diluted	2,419.1		2,422.0
See Notes to Consolidated Financial Statements

Johnson & Johnson and subsidiaries consolidated statements of earnings
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Six Months Ended
	June 29, 2025	Percent to Sales	June 30, 2024	Percent to Sales
Sales to customers (Note 9)	$45,636	100.0%	$43,830	100.0%
Cost of products sold	14,985	32.8	13,380	30.5
Gross profit	30,651	67.2	30,450	69.5
Selling, marketing and administrative expenses	11,001	24.1	10,938	25.0
Research and development expense	6,741	14.8	6,982	16.0
In-process research and development impairments	—	—	194	0.4
Interest income	(592)	(1.3)	(759)	(1.8)
Interest expense, net of portion capitalized	512	1.1	425	1.0
Other (income) expense, net	(7,214)	(15.8)	3,057	7.0
Restructuring (Note 12)	81	0.2	151	0.3
Earnings before provision for taxes on income	20,122	44.1	9,462	21.6
Provision for taxes on income (Note 5)	3,586	7.9	1,521	3.5
Net earnings	$16,536	36.2%	$7,941	18.1%
Net earnings per share (Note 8)
Basic	$6.87		$3.30
Diluted	$6.82		$3.27
Avg. shares outstanding
Basic	2,406.7		2,407.5
Diluted	2,423.3		2,428.5

See Notes to Consolidated Financial Statements

Form 10-Q	3

Johnson & Johnson and subsidiaries consolidated statements of comprehensive income
(Unaudited; Dollars in Millions)

	Fiscal Second Quarter Ended		Fiscal Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net earnings	$5,537	4,686	$16,536	7,941

Other comprehensive income (loss), net of tax
Foreign currency translation	(3,164)	(389)	(3,739)	1,734

Securities:
Unrealized holding gain (loss) arising during period	(1)	(1)	(1)	1
Net change	(1)	(1)	(1)	1

Employee benefit plans:
Prior service cost amortization during period	(36)	(34)	(71)	(50)
Gain (loss) amortization during period	79	43	156	111
Net change	43	9	85	61

Derivatives & hedges:
Unrealized gain (loss) arising during period	25	75	(117)	(92)
Reclassifications to earnings	532	(179)	1,208	(430)
Net change	557	(104)	1,091	(522)

Other comprehensive income (loss)	(2,565)	(485)	(2,564)	1,274

Comprehensive income	$2,972	4,201	$13,972	9,215

See Notes to Consolidated Financial Statements

The tax cost/(benefit) effects in other comprehensive income for the fiscal second quarter were as follows for 2025 and 2024, respectively: Foreign Currency Translation: $824 million and $(65) million; Employee Benefit Plans: $10 million and $1 million; Derivatives & Hedges: $148 million and $(28) million.

The tax cost/(benefit) effects in other comprehensive income/(loss) for the fiscal six months were as follows for 2025 and 2024, respectively: Foreign Currency Translation: $1.2 billion and $(684) million; Employee Benefit Plans: $21 million and $(41) million; Derivatives & Hedges: $290 million and $(139) million.

Johnson & Johnson and subsidiaries consolidated statements of equity
(Unaudited; Dollars in Millions)
Fiscal Second Quarter Ended June 29, 2025

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income (AOCI)	Common Stock Issued Amount	Treasury Stock Amount
Balance, March 30, 2025	$78,109	162,635	(11,740)	3,120	(75,906)
Net earnings	5,537	5,537	—	—	—
Cash dividends paid ($1.30 per share)	(3,129)	(3,129)	—	—	—
Employee compensation and stock option plans	519	328	—	—	191
Repurchase of common stock (including excise tax)	2	—	—	—	2
Other comprehensive income (loss), net of tax	(2,565)	—	(2,565)	—	—
Balance, June 29, 2025	$78,473	165,371	(14,305)	3,120	(75,713)

Fiscal Six Months Ended June 29, 2025

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income (AOCI)	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 29, 2024	$71,490	155,791	(11,741)	3,120	(75,680)
Net earnings	16,536	16,536	—	—	—
Cash dividends paid ($2.54 per share)	(6,118)	(6,118)	—	—	—
Employee compensation and stock option plans	1,256	(838)	—	—	2,094
Repurchase of common stock (including excise tax)	(2,127)	—	—	—	(2,127)
Other comprehensive income (loss), net of tax	(2,564)	—	(2,564)	—	—
Balance, June 29, 2025	$78,473	165,371	(14,305)	3,120	(75,713)

Form 10-Q	5

Fiscal Second Quarter Ended June 30, 2024

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, March 31, 2024	$70,020	153,378	(10,768)	3,120	(75,710)
Net earnings	4,686	4,686	—	—	—
Cash dividends paid ($1.24 per share)	(2,985)	(2,985)	—	—	—
Employee compensation and stock option plans	438	281	—	—	157
Repurchase of common stock	(136)	—	—	—	(136)
Other comprehensive income (loss), net of tax	(485)	—	(485)	—	—
Balance, June 30, 2024	$71,538	155,360	(11,253)	3,120	(75,689)

Fiscal Six Months Ended June 30, 2024

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 31, 2023	$68,774	153,843	(12,527)	3,120	(75,662)
Net earnings	7,941	7,941	—	—	—
Cash dividends paid ($2.43 per share)	(5,854)	(5,854)	—	—	—
Employee compensation and stock option plans	1,015	(570)	—	—	1,585
Repurchase of common stock	(1,611)	—	—	—	(1,611)
Other	(1)	—	—	—	(1)
Other comprehensive income (loss), net of tax	1,274	—	1,274	—	—
Balance, June 30, 2024	$71,538	155,360	(11,253)	3,120	(75,689)

See Notes to Consolidated Financial Statements

Johnson & Johnson and subsidiaries consolidated statements of cash flows
(Unaudited; Dollars in Millions)

	Fiscal Six Months Ended
	June 29, 2025	June 30, 2024
Cash flows from operating activities
Net earnings	$16,536	7,941
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	3,715	3,597
Stock based compensation	698	643
Asset write-downs	30	379
Charges for purchase of in-process research and development assets	92	—
Net gain on sale of assets/businesses	(74)	(223)
Deferred tax provision	2,997	(2,257)
Credit losses and accounts receivable allowances	3	—
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(2,283)	(1,163)
Increase in inventories	(656)	(739)
(Decrease) / Increase in accounts payable and accrued liabilities	(886)	449
(Increase)/Decrease in other current and non-current assets	(6,194)	3,731
Decrease in other current and non-current liabilities	(5,926)	(3,068)

Net cash flows from operating activities	8,052	9,290

Cash flows from investing activities
Additions to property, plant and equipment	(1,838)	(1,783)
Proceeds from the disposal of assets/businesses, net (Note 10)	332	573
Acquisitions, net of cash acquired (Note 10)	(14,458)	(14,807)
Acquired in-process research and development assets / related milestones (Note 10)	(369)	—
Purchases of investments	(431)	(1,184)
Sales of investments	953	1,706
Credit support agreements activity, net	(2,684)	1,430
Other (including capitalized licenses and milestones)	(66)	(86)

Net cash used by investing activities	(18,561)	(14,151)

Cash flows from financing activities
Dividends to shareholders	(6,118)	(5,854)
Repurchase of common stock	(2,127)	(1,611)
Proceeds from short-term debt, net	9,349	13,976
Repayment of short-term debt, net	(5,058)	(3,915)
Proceeds from long-term debt, net of issuance costs	9,138	6,659
Repayment of long-term debt	(754)	(803)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	557	290
Credit support agreements activity, net	(271)	281
Settlement of convertible debt acquired from Shockwave	—	(970)
Other	41	37

Net cash from financing activities	4,757	8,090

Effect of exchange rate changes on cash and cash equivalents	224	(210)
(Decrease) / Increase in cash and cash equivalents	(5,528)	3,019
Cash and cash equivalents, beginning of period	24,105	21,859
Cash and cash equivalents, end of period	18,577	24,878
See Notes to Consolidated Financial Statements

Form 10-Q	7

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
Recently adopted accounting standards
There were no new material accounting standards adopted in the fiscal six months of 2025.
Recently issued accounting standards
There were no new material accounting standards issued in the fiscal six months of 2025.
Supplier finance program obligations
The Company has agreements for supplier finance programs with third-party financial institutions. These programs provide enrolled suppliers the ability to finance payment obligations from the Company with the third-party financial institutions. The Company is not a party to the arrangements between the suppliers and the third-party financial institutions. The Company’s obligations to its suppliers, including amounts due, and scheduled payment dates (which have general payment terms of 90 days), are not affected by a participating supplier’s decision to join in the program.
Confirmed obligations under the program as of June 29, 2025, and December 29, 2024, were $0.7 billion and $0.8 billion, respectively. The obligations are presented as Accounts payable on the Consolidated Balance Sheets.

Note 2 — Inventories

(Dollars in Millions)	June 29, 2025	December 29, 2024
Raw materials and supplies	$2,389	2,337
Goods in process	3,971	2,815
Finished goods	7,052	7,292
Total inventories	$13,412	12,444

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

(Dollars in Millions)	June 29, 2025	December 29, 2024
Intangible assets with definite lives:
Patents and trademarks — gross	$53,272	44,695
Less accumulated amortization	(30,756)	(26,124)
Patents and trademarks — net	$22,516	18,571
Customer relationships and other intangibles — gross	21,910	20,310
Less accumulated amortization	(14,487)	(13,544)
Customer relationships and other intangibles — net(1)	$7,423	6,766
Intangible assets with indefinite lives:
Purchased in-process research and development	19,896	12,281
Total intangible assets — net	$49,835	37,618
(1)The majority is comprised of customer relationships
Goodwill as of June 29, 2025 was allocated by segment of business as follows:

(Dollars in Millions)	Innovative Medicine	MedTech	Total
Goodwill at December 29, 2024	$10,692	33,508	44,200
Goodwill, related to acquisitions	2,876	—	2,876
Goodwill, related to divestitures	—	(29)	(29)
Currency translation/Other	758	312	1,070
Goodwill at June 29, 2025	$14,326	33,791	48,117

The weighted average amortization period for patents and trademarks is approximately 13 years. The weighted average amortization period for customer relationships and other intangible assets is approximately 19 years. The amortization expense of amortizable intangible assets included in the cost of products sold was $1.3 billion and $1.1 billion for the fiscal second quarters ended June 29, 2025 and June 30, 2024, respectively. The amortization expense of amortizable intangible assets included in the cost of products sold was $2.4 billion and $2.2 billion for the fiscal six months ended June 29, 2025 and June 30, 2024, respectively.
The estimated amortization expense for approved products, before tax, for the five succeeding years is approximately:

(Dollars in Millions)
2025	2026	2027	2028	2029
$4,500	4,000	3,400	2,700	2,600
See Note 10 to the Consolidated Financial Statements for additional details related to acquisitions and divestitures.

Form 10-Q	9

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
The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. The Company maintains credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of June 29, 2025, the cumulative amount of cash collateral paid by the Company under the CSA amounted to $5.2 billion net, related to net investment and cash flow hedges. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of June 29, 2025, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $47.7 billion, $40.9 billion and $9.0 billion, respectively. As of December 29, 2024, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $45.1 billion, $40.5 billion and $9.0 billion, respectively.
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
As of June 29, 2025, the balance of deferred net loss on derivatives included in accumulated other comprehensive income was $0.7 billion after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts and net investment hedge contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives and hedges for the fiscal second quarters ended June 29, 2025 and June 30, 2024, net of tax:

	June 29, 2025					June 30, 2024
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	52	—	—	—	—	(53)	—
Derivatives designated as hedging instruments	—	—	—	(52)	—	—	—	—	53	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	48	—	—	—	—	33	—
Amount of gain or (loss) recognized in AOCI	—	—	—	48	—	—	—	—	33	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	2	(132)	(16)	—	(3)	(1)	94	8	—	3

Amount of gain or (loss) recognized in AOCI	11	466	(72)	—	(29)	2	66	11	—	1

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	76	—	—	—	—	42	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	108	—	—	—	—	(38)	—

Form 10-Q	11

The following table is a summary of the activity related to derivatives and hedges for the fiscal six months ended June 29, 2025 and June 30, 2024, net of tax:

	June 29, 2025					June 30, 2024
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	240	—	—	—	—	(45)	—
Derivatives designated as hedging instruments	—	—	—	(240)	—	—	—	—	45	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	98	—	—	—	—	67	—
Amount of gain or (loss) recognized in AOCI	—	—	—	98	—	—	—	—	67	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	1	(122)	(15)	—	(3)	—	259	12	—	1

Amount of gain or (loss) recognized in AOCI	14	571	(108)	—	(40)	(1)	47	33	—	5

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	158	—	—	—	—	91	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	673	—	—	—	—	(243)	—

As of June 29, 2025, and December 29, 2024, the following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustment for fair value hedges:

Line item in the Consolidated Balance Sheet in which the hedged item is included	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Gain/ (Loss) Included in the Carrying Amount of the Hedged Liability
(Dollars in Millions)	June 29, 2025	December 29, 2024	June 29, 2025	December 29, 2024
Long-term Debt	$8,209	7,935	(820)	(1,132)

The following table is the effect of derivatives not designated as hedging instruments for the fiscal second quarters ended and fiscal six months ended 2025 and 2024:

		Gain/(Loss) Recognized In Income on Derivative		Gain/(Loss) Recognized In Income on Derivative
(Dollars in Millions)	Location of Gain /(Loss) Recognized in Income on Derivative	Fiscal Second Quarter Ended		Fiscal Six Months Ended
Derivatives Not Designated as Hedging Instruments		June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Foreign Exchange Contracts	Other (income) expense	$(19)	20	43	45

The following table is the effect of net investment hedges for the fiscal second quarters ended in 2025 and 2024:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	June 29, 2025	June 30, 2024		June 29, 2025	June 30, 2024
Debt	$(803)	46	Interest (income) expense	—	—
Cross Currency interest rate swaps	$(700)	92	Interest (income) expense	—	—

The following table is the effect of net investment hedges for the fiscal six months ended in 2025 and 2024

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	June 29, 2025	June 30, 2024		June 29, 2025	June 30, 2024
Debt	$(1,119)	130	Interest (income) expense	—	—
Cross Currency interest rate swaps	$140	820	Interest (income) expense	—	—

Form 10-Q	13

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
The following table is a summary of the activity related to equity investments:

	December 29, 2024			June 29, 2025
(Dollars in Millions)	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	(Sales)/ Purchases/Other (2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value	$451	(57)	59	453	453

Equity Investments without readily determinable value	$773	(26)	76	823	823
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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of June 29, 2025 and December 29, 2024 were as follows:

	June 29, 2025				December 29, 2024
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	1,006	—	1,006	660
Interest rate contracts(2)	—	431	—	431	1,484
Total	—	1,437	—	1,437	2,144
Liabilities:
Forward foreign exchange contracts	—	774	—	774	794
Interest rate contracts(2)	—	6,234	—	6,234	3,753
Total	—	7,008	—	7,008	4,547
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	—	57	—	57	50
Liabilities:
Forward foreign exchange contracts	—	72	—	72	17
Other Investments:
Equity investments(3)	453	—	—	453	451
Debt securities(4)	—	2,094	—	2,094	7,216
Other Liabilities:
Contingent consideration(5)	$—	—	1,157	1,157	1,217

Gross to Net Derivative Reconciliation	June 29, 2025	December 29, 2024
(Dollars in Millions)
Total Gross Assets	$1,494	2,194
Credit Support Agreement (CSA)	(1,471)	(2,172)
Total Net Asset	23	22

Total Gross Liabilities	7,080	4,564
Credit Support Agreement (CSA)	(6,666)	(4,412)
Total Net Liabilities	$414	152

Summarized information about changes in liabilities for contingent consideration for the fiscal second quarters ended June 29, 2025 and June 30, 2024 is as follows:

	June 29, 2025	June 30, 2024
(Dollars in Millions)
Beginning Balance	$1,217	1,092
Changes in estimated fair value(6)	(60)	44
Additions	—	112
Payments	—	—
Ending Balance	$1,157	1,248
(1)2024 assets and liabilities are all classified as Level 2 with the exception of equity investments of $451 million, which are classified as Level 1 and contingent consideration of $1,217 million, classified as Level 3.
(2)Includes cross currency interest rate swaps and interest rate swaps.
(3)Classified as non-current other assets.

Form 10-Q	15

(4)Classified within cash equivalents and current marketable securities.
(5)Includes $1,107 million and $1,217 million classified as non-current other liabilities as of June 29, 2025 and December 29, 2024, respectively. Includes $50 million classified as current liabilities as of June 29, 2025.
(6)Ongoing fair value adjustment amounts are primarily recorded in Research and Development expense.
The Company's cash, cash equivalents and current marketable securities as of June 29, 2025 comprised:

(Dollars in Millions)	Carrying Amount	Unrealized Gain	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$3,246	—	3,246	3,246	—
U.S. reverse repurchase agreements	8,040	—	8,040	8,040	—
Money market funds	4,637	—	4,637	4,637	—
Time deposits(1)	863	—	863	863	—
Subtotal	16,786	—	16,786	16,786	—

U.S. Gov’t securities	1,673	—	1,673	1,659	14
Other sovereign securities	193	—	193	94	99
Corporate debt securities	228	—	228	38	190
Subtotal available for sale debt(2)	$2,094	—	2,094	1,791	303
Total cash, cash equivalents and current marketable securities	$18,880	—	18,880	18,577	303
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
The contractual maturities of the available for sale securities as of June 29, 2025 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$2,075	2,075
Due after one year through five years	19	19
Due after five years through ten years	—	—
Total debt securities	$2,094	2,094

Financial instruments not measured at fair value
The following financial liabilities are held at carrying amount on the consolidated balance sheet as of June 29, 2025:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities

Current Debt	$11,526	11,495

Non-Current Debt
2.95% Notes due 2027	950	984
0.95% Notes due 2027	1,478	1,410
4.50% Notes due 2027(1)	749	757
2.90% Notes due 2028	1,498	1,460
1.150% Notes due 2028 (750MM Euro 1.1704)	881	843
4.55% Notes due 2028(1)	748	762
4.80% Notes due 2029	1,146	1,181
6.95% Notes due 2029	299	334
2.70% Notes due 2029 (600MM Euro 1.1704)(1)	706	708
1.30% Notes due 2030	1,676	1,521
4.70% Notes due 2030(1)	995	1,022
4.90% Notes due 2031	1,146	1,189
3.20% Notes due 2032 (700MM Euro 1.1704)	821	834
4.85% Notes due 2032(1)	1,242	1,281
4.95% Notes due 2033	499	517
4.375% Notes due 2033	853	847
3.050% Notes due 2033 ( 700MM Euro 1.1704)(1)	822	822
4.95% Notes due 2034	847	880
1.650% Notes due 2035 (1.5B Euro 1.1704)	1,756	1,528
5.00% Notes due 2035(1)	1,244	1,282
3.35% Notes due 2036 (800MM Euro 1.1704)	937	939
3.587% Notes due 2036	905	902
5.95% Notes due 2037	994	1,103
3.625% Notes due 2037	1,396	1,334
3.350% Notes due 2037 (1.0B Euro 1.1704)(1)	1,175	1,160
3.40% Notes due 2038	993	857
5.85% Notes due 2038	697	761
4.50% Notes due 2040	542	523
2.10% Notes due 2040	885	684
4.85% Notes due 2041	298	291
4.50% Notes due 2043	496	459
3.55% Notes due 2044 (1.0B Euro 1.1704)	1,103	1,135
3.60% Notes due 2045 (700MM Euro 1.1704)(1)	819	792
3.73% Notes due 2046	1,979	1,592
3.75% Notes due 2047	863	798
3.50% Notes due 2048	744	567
2.25% Notes due 2050	851	580
5.25% Notes due 2054	843	837

Form 10-Q	17

3.70% Notes due 2055 (1.0B Euro 1.1704)(1)	1,172	1,118
2.45% Notes due 2060	1,102	694
Other	85	88
Total Non-Current Debt	$39,235	37,376
(1) In the fiscal first quarter of 2025, the Company issued senior unsecured notes for approximately $9.2 billion. The net proceeds from this offering were used to fund the Intra-Cellular Therapies, Inc. acquisition which closed on April 2, 2025, and for general corporate purposes.
The weighted average effective interest rate on non-current debt is 3.57%.
The excess of the carrying value over the estimated fair value of debt was $2.0 billion at December 29, 2024.
Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.
The current debt balance as of June 29, 2025, includes $8.5 billion of commercial paper which has a weighted average interest rate of 4.28% and a weighted average maturity of approximately two months.

Note 5 — Income taxes
The worldwide effective income tax rates for the fiscal six months of 2025 and 2024 were 17.8% and 16.1%, respectively.
The increase in the worldwide effective tax rate is primarily due to more income in higher tax jurisdictions, specifically in the U.S. In the fiscal six months of 2025 the Company reversed previously accrued reserves of approximately $7.0 billion for the Talc settlement proposal versus a charge of $3.0 billion recorded in the fiscal six months of 2024 for the Talc settlement proposal. Both were recorded at an effective rate for U.S. federal and state tax of approximately 22% (for further information see Note 11 to the Consolidated Financial Statements). Additionally in the fiscal six months of 2025, the effective tax rate benefited primarily from changes in uncertain international tax positions due to expiration of statute of limitations.
Subsequent to the end of the fiscal second quarter, on July 4, 2025, the United States enacted into law new tax legislation, the One Big Beautiful Bill Act, (OBBBA). The OBBBA includes provisions modifying the corporate income tax code, including the immediate expensing of domestic research and development expenditures for tax purposes, 100% bonus depreciation for qualified assets, and an increase in the statutory tax rate on foreign earnings from 10.5% to 12.6% (effective in the fiscal year 2026). The law also renamed the provision for taxes on foreign earnings from Global Intangible Low-Taxed Income (GILTI) to Net Controlled Foreign Corporation (CFC) Tested Income (NCTI). The Company has elected to account for GILTI, now NCTI, under the deferred method. The deferred tax amounts recorded are based on the evaluation of temporary differences that are expected to reverse as NCTI is incurred in future periods. As a result, the Company will remeasure its deferred tax balances related to NCTI for the changes in the tax rate and will record an adjustment to this balance in the fiscal third quarter. The Company is still assessing this impact but is estimating this one-time re-measurement cost to be approximately $1.0 billion.
As of June 29, 2025, the Company had approximately $2.2 billion of liabilities from unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of jurisdictions. With respect to the United States, the Internal Revenue Service has completed its audit for the tax years through 2016 and the audit for tax years 2017 through 2020 is ongoing.
In other major jurisdictions where the Company conducts business, the years that remain open to tax audit go back to the year 2013. The Company believes it is possible that tax audits may be completed over the next twelve months by taxing authorities in some jurisdictions outside of the United States.

Note 6 — Pensions and other benefit plans
Components of net periodic benefit cost
Net periodic benefit costs for the Company’s defined benefit retirement plans and other benefit plans include the following components:

	Fiscal Second Quarter Ended				Fiscal Six Months Ended
	Retirement Plans		Other Benefit Plans		Retirement Plans		Other Benefit Plans
(Dollars in Millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Service cost	$219	222	72	69	433	446	144	138
Interest cost	356	351	53	52	707	703	107	104
Expected return on plan assets	(599)	(639)	(1)	(1)	(1,186)	(1,281)	(3)	(3)
Amortization of prior service cost/(credit)	(46)	(46)	(1)	(1)	(92)	(92)	(1)	(1)
Recognized actuarial (gains)/losses	85	44	15	13	168	87	31	26
Curtailments and settlements	—	(8)	—	—	—	(8)	—	—
Special termination benefits	1	—	—	—	1	—	—	—
Net periodic benefit cost/(credit)	$16	(76)	138	132	31	(145)	278	264
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
Company contributions
For the fiscal six months ended June 29, 2025, the Company contributed $69 million and $8 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

Form 10-Q	19

Note 7 — Accumulated other comprehensive income
Components of other comprehensive income/(loss) consist of the following:

(Dollars in Millions)	Foreign Currency Translation	Gain/ (Loss) On Securities	Employee Benefit Plans	Gain/ (Loss) On Derivatives & Hedges	Total Accumulated Other Comprehensive Income/(Loss)

December 29, 2024	$(8,441)	1	(1,551)	(1,750)	(11,741)
Net change	(3,739)	(1)	85	1,091	(2,564)
June 29, 2025	(12,180)	0	(1,466)	(659)	(14,305)
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

Note 8 — Earnings per share
The following is a reconciliation of basic net earnings per share to diluted net earnings per share:

	Fiscal Second Quarter Ended		Fiscal Six Months Ended
(Shares in Millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Basic net earnings per share	$2.30	1.95	6.87	3.30
Average shares outstanding — basic	2,406.3	2,406.8	2,406.7	2,407.5
Potential shares exercisable under stock option plans	64.6	62.6	67.0	79.3
Less: shares which could be repurchased under treasury stock method	(51.8)	(47.4)	(50.4)	(58.3)
Average shares outstanding — diluted	2,419.1	2,422.0	2,423.3	2,428.5
Diluted net earnings per share	$2.29	1.93	6.82	3.27

(Shares in Millions)
The diluted net earnings per share calculation excluded the following number of shares related to stock options, as the exercise price of these options was greater than the average market value of the Company’s stock.	66.3	72.2	63.3	53.8

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
Sales by segment of business

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	June 29, 2025	June 30, 2024	Percent Change	June 29, 2025	June 30, 2024	Percent Change

INNOVATIVE MEDICINE
Oncology
U.S.	$3,385	2,636	28.4%	$6,398	5,019	27.5%
International	2,928	2,455	19.3	5,592	4,885	14.5
Worldwide	6,312	5,090	24.0	11,990	9,904	21.1
CARVYKTI
U.S.	358	167	*	676	307	*
International	81	20	*	132	36	*
Worldwide	439	186	*	808	343	*
DARZALEX
U.S.	2,017	1,641	23.0	3,846	3,105	23.9
International	1,521	1,237	23.0	2,930	2,465	18.9
Worldwide	3,539	2,878	23.0	6,776	5,570	21.7
ERLEADA
U.S.	378	318	18.6	670	603	11.0
International	530	418	27.0	1,009	822	22.9
Worldwide	908	736	23.4	1,679	1,425	17.8
IMBRUVICA
U.S.	239	246	(2.7)	474	511	(7.3)
International	496	525	(5.4)	970	1,043	(6.9)
Worldwide	735	770	(4.5)	1,444	1,554	(7.0)
RYBREVANT/ LAZCLUZE(1)
U.S.	139	52	*	252	88	*
International	41	17	*	69	28	*
Worldwide	179	69	*	320	116	*
TALVEY
U.S.	82	59	38.0	150	109	36.7
International	24	9	*	42	17	*
Worldwide	106	69	55.0	192	127	52.0
TECVAYLI
U.S.	114	104	8.2	219	205	6.6
International	52	30	74.8	98	63	56.0
Worldwide	166	135	23.1	317	268	18.2

Form 10-Q	21

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	June 29, 2025	June 30, 2024	Percent Change	June 29, 2025	June 30, 2024	Percent Change
ZYTIGA / abiraterone acetate
U.S.	6	11	(38.9)	13	20	(31.9)
International	139	154	(9.8)	257	326	(21.1)
Worldwide	145	165	(11.6)	270	346	(21.7)
OTHER ONCOLOGY
U.S.	50	37	36.9	97	70	39.8
International	42	45	(8.7)	84	86	(2.5)
Worldwide	93	83	11.7	182	156	16.4
Immunology
U.S.	2,505	2,978	(15.9)	4,701	5,431	(13.4)
International	1,489	1,744	(14.6)	2,999	3,538	(15.2)
Worldwide	3,993	4,722	(15.4)	7,700	8,969	(14.1)
REMICADE
U.S.	283	231	22.5	597	497	20.1
U.S. Exports	34	35	(2.6)	44	62	(28.7)
International	138	127	8.6	281	268	4.8
Worldwide	455	393	15.9	922	827	11.5
SIMPONI / SIMPONI ARIA
U.S.	305	267	14.0	597	521	14.4
International	387	270	43.1	753	569	32.2
Worldwide	690	537	28.6	1,349	1,091	23.7
STELARA
U.S.	1,078	1,855	(41.9)	2,059	3,251	(36.7)
International	575	1,030	(44.2)	1,219	2,085	(41.5)
Worldwide	1,653	2,885	(42.7)	3,278	5,336	(38.6)
TREMFYA
U.S.	796	589	35.2	1,395	1,098	27.1
International	391	317	23.2	747	616	21.2
Worldwide	1,186	906	31.0	2,142	1,714	25.0
OTHER IMMUNOLOGY
U.S.	8	2	*	9	2	*
International	0	0	—	0	0	—
Worldwide	8	2	*	9	2	*
Neuroscience
U.S.	1,377	1,102	24.9	2,345	2,156	8.7
International	674	679	(0.8)	1,353	1,428	(5.2)
Worldwide	2,051	1,782	15.1	3,698	3,585	3.2
CAPLYTA(2)
U.S.	211	—	*	211	—	*
International	—	—	—	—	—	—
Worldwide	211	—	*	211	—	*

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	June 29, 2025	June 30, 2024	Percent Change	June 29, 2025	June 30, 2024	Percent Change
CONCERTA / methylphenidate
U.S.	24	34	(27.7)	62	75	(16.6)
International	139	129	7.5	249	265	(6.0)
Worldwide	164	163	0.2	312	340	(8.3)
INVEGA SUSTENNA / XEPLION / INVEGA TRINZA / TREVICTA
U.S.	732	784	(6.7)	1,357	1,549	(12.4)
International	260	269	(3.5)	537	561	(4.2)
Worldwide	992	1,054	(5.9)	1,895	2,110	(10.2)
SPRAVATO
U.S.	366	226	61.1	642	417	53.7
International	50	44	12.8	93	78	18.1
Worldwide	414	271	53.3	734	496	48.1
OTHER NEUROSCIENCE
U.S.	45	57	(23.5)	73	115	(37.0)
International	226	237	(4.7)	474	524	(9.5)
Worldwide	270	294	(8.4)	547	639	(14.4)
Pulmonary Hypertension
U.S.	799	743	7.6	1,543	1,509	2.3
International	314	296	5.8	595	579	2.6
Worldwide	1,113	1,039	7.1	2,138	2,088	2.4
OPSUMIT/OPSYNVI
U.S.	403	376	6.9	766	732	4.6
International	180	171	5.4	339	340	(0.3)
Worldwide	582	548	6.4	1,104	1,072	3.0
UPTRAVI
U.S.	382	349	9.4	747	741	0.8
International	94	76	22.4	180	152	17.9
Worldwide	476	426	11.7	927	894	3.7
OTHER PULMONARY HYPERTENSION
U.S.	16	17	(12.4)	31	35	(12.6)
International	40	49	(18.5)	77	88	(12.4)
Worldwide	55	67	(16.9)	107	123	(12.5)
Infectious Diseases
U.S.	320	334	(4.3)	635	658	(3.6)
International	484	631	(23.4)	971	1,128	(13.9)
Worldwide	803	965	(16.8)	1,605	1,786	(10.1)
EDURANT / rilpivirine
U.S.	6	8	(25.4)	14	16	(13.6)
International	354	288	23.0	704	603	16.7
Worldwide	360	297	21.6	718	620	15.9

Form 10-Q	23

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	June 29, 2025	June 30, 2024	Percent Change	June 29, 2025	June 30, 2024	Percent Change
PREZISTA / PREZCOBIX / REZOLSTA / SYMTUZA
U.S.	312	321	(3.0)	617	635	(2.9)
International	85	117	(27.0)	183	221	(17.2)
Worldwide	396	438	(9.4)	799	856	(6.6)
OTHER INFECTIOUS DISEASES
U.S.	2	5	(51.8)	4	7	(37.4)
International	45	227	(80.5)	84	304	(72.5)
Worldwide	47	233	(79.8)	88	311	(71.7)
Cardiovascular / Metabolism / Other
U.S.	776	717	8.2	1,631	1,348	21.0
International	154	176	(12.3)	312	373	(16.2)
Worldwide	930	892	4.2	1,943	1,721	12.9
XARELTO
U.S.	621	587	5.6	1,311	1,105	18.6
International	—	—	—	—	—	—
Worldwide	621	587	5.6	1,311	1,105	18.6
OTHER
U.S.	155	129	20.0	320	243	31.6
International	154	176	(12.3)	312	373	(16.2)
Worldwide	309	305	1.4	632	616	2.7

TOTAL INNOVATIVE MEDICINE
U.S.	9,161	8,510	7.6	17,253	16,122	7.0
International	6,041	5,980	1.0	11,822	11,930	(0.9)
Worldwide	15,202	14,490	4.9	29,075	28,052	3.6

MEDTECH
Cardiovascular
U.S.	1,364	1,119	21.9	2,625	2,144	22.4
International	948	753	25.9	1,790	1,534	16.7
Worldwide	2,313	1,873	23.5	4,416	3,679	20.0
ELECTROPHYSIOLOGY
U.S.	741	705	5.1	1,425	1,397	2.0
International	728	618	17.8	1,366	1,270	7.6
Worldwide	1,468	1,323	11.0	2,791	2,667	4.7
ABIOMED
U.S.	360	309	16.6	699	612	14.2
International	89	72	25.0	170	139	22.4
Worldwide	448	379	18.2	868	750	15.7
SHOCKWAVE(3)
U.S.	233	77	*	439	77	*
International	58	0	*	110	0	*
Worldwide	292	77	*	550	77	*

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	June 29, 2025	June 30, 2024	Percent Change	June 29, 2025	June 30, 2024	Percent Change
OTHER CARDIOVASCULAR
U.S.	31	29	5.4	63	59	6.3
International	72	64	13.4	144	126	14.2
Worldwide	104	93	10.8	207	185	11.7
Orthopaedics
U.S.	1,420	1,422	(0.2)	2,804	2,870	(2.3)
International	885	890	(0.5)	1,742	1,782	(2.2)
Worldwide	2,305	2,312	(0.3)	4,546	4,652	(2.3)
HIPS
U.S.	271	265	2.1	534	535	(0.2)
International	150	152	(1.0)	296	304	(2.5)
Worldwide	421	417	1.0	830	839	(1.1)
KNEES
U.S.	226	230	(1.9)	457	472	(3.1)
International	164	163	0.0	322	323	(0.5)
Worldwide	389	394	(1.1)	778	795	(2.0)
TRAUMA
U.S.	501	498	0.7	1,003	1,002	0.1
International	267	260	2.2	537	521	2.9
Worldwide	768	759	1.2	1,540	1,524	1.1
SPINE, SPORTS & OTHER
U.S.	422	430	(1.7)	810	862	(6.0)
International	305	314	(2.7)	588	634	(7.2)
Worldwide	727	743	(2.1)	1,398	1,495	(6.5)
Surgery
U.S.	1,043	995	4.8	2,045	1,982	3.2
International	1,512	1,493	1.3	2,906	2,922	(0.5)
Worldwide	2,555	2,488	2.7	4,951	4,904	1.0
ADVANCED
U.S.	477	466	2.2	934	912	2.4
International	687	675	1.9	1,303	1,316	(1.0)
Worldwide	1,164	1,141	2.0	2,237	2,228	0.4
GENERAL
U.S.	567	528	7.2	1,111	1,070	3.8
International	825	818	0.9	1,603	1,606	(0.1)
Worldwide	1,391	1,346	3.3	2,714	2,676	1.4
Vision
U.S.	557	523	6.5	1,123	1,070	4.9
International	813	763	6.5	1,526	1,473	3.6
Worldwide	1,369	1,285	6.5	2,648	2,543	4.1

Form 10-Q	25

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	June 29, 2025	June 30, 2024	Percent Change	June 29, 2025	June 30, 2024	Percent Change
CONTACT LENSES / OTHER
U.S.	429	409	4.8	881	847	3.9
International	536	509	5.4	1,003	981	2.3
Worldwide	965	918	5.1	1,884	1,828	3.1
SURGICAL
U.S.	128	113	12.6	242	223	8.5
International	277	254	8.8	523	492	6.2
Worldwide	403	367	9.9	764	715	6.9

TOTAL MEDTECH
U.S.	4,383	4,059	8.0	8,596	8,067	6.6
International	4,158	3,898	6.7	7,965	7,711	3.3
Worldwide	8,541	7,957	7.3	16,561	15,778	5.0

WORLDWIDE
U.S.	13,544	12,569	7.8	25,849	24,189	6.9
International	10,199	9,878	3.2	19,787	19,641	0.7
Worldwide	$23,743	22,447	5.8%	$45,636	43,830	4.1%
*    Percentage greater than 100% or not meaningful
(1) Includes the sales of RYBREVANT and RYBREVANT + LAZCLUZE
(2) Acquired with the Intra-Cellular Therapies acquisition on April 2, 2025
(3) Acquired on May 31, 2024

Segment income before tax

	Fiscal Second Quarter Ended
(Dollars in Millions)	June 29, 2025			June 30, 2024
	Innovative Medicine(1)	MedTech(2)	Total	Innovative Medicine(1)	MedTech(2)	Total
Sales to customers	$15,202	8,541		14,490	7,957
Cost of products sold	3,978	3,638		3,603	3,248
Selling, marketing and administrative	2,789	2,862		2,665	2,671
Research and development expense	2,869	647		2,722	718
Other segment items (3)	14	190		41	231
Segment income before tax	$5,552	1,204	6,756	5,459	1,089	6,548
(Income)/Expense not allocated to segments (4)			265			800
Earnings before provision for taxes on income			$6,491			$5,748

	Fiscal Six Months Ended
Sales to customers	$29,075	16,561		28,052	15,778
Cost of products sold	7,998	6,964		6,973	6,368
Selling, marketing and administrative	5,050	5,518		5,103	5,253
Research and development expense	5,417	1,324		5,618	1,364
Other segment items (3)	(152)	130		(70)	184
Segment income before tax	$10,762	2,625	13,387	10,428	2,609	13,037
(Income)/Expense not allocated to segments (4)			(6,735)			3,575
Earnings before provision for taxes on income			$20,122			$9,462
(1) Innovative Medicine includes:
•Intangible amortization expense of $0.8 billion and $0.7 billion in the fiscal second quarter of 2025 and 2024, respectively.
Intangible amortization expense of $1.4 billion in both the fiscal six months of 2025 and 2024.
•Acquisition and integration related expense of $0.2 billion in both the fiscal second quarter of 2025 and fiscal six months of 2025, primarily related to the Intra-Cellular acquisition.
•An In-process research and development impairment of $0.2 billion in the fiscal second quarter and fiscal six months of 2024 associated with the M710 (biosimilar) asset acquired from Momenta in 2020.
•Restructuring income of $0.1 billion in the fiscal second quarter of 2024 and a restructuring related charge of $0.1 billion in the fiscal six months of 2024.
(2)    MedTech includes:
•Intangible amortization expense of $0.5 billion and $0.4 billion in the fiscal second quarter of 2025 and 2024, respectively.
Intangible amortization expense of $1.0 billion and $0.8 billion in the fiscal six months of 2025 and 2024, respectively.
•Acquisition, integration and divestiture related net expense of $0.1 billion in the fiscal six months of 2025. Acquisition and integration related expense of $0.4 billion and $0.5 billion, in the fiscal second quarter and fiscal six months of 2024, respectively, primarily driven by the Abiomed and Shockwave acquisitions.
•A restructuring related charge of $0.1 billion in both the fiscal second quarter and fiscal six months of 2025 and 2024. Refer to Note 12 for additional details.
(3)    Other segment expenses for each reportable segment include charges related to other income and expense, restructuring activities and impairment charges related to in-process research and development.
(4) Amounts not allocated to segments include interest (income)/expense and general corporate (income)/expense. The fiscal six months of 2025 includes the reversal of approximately $7.0 billion, a significant portion of the previously accrued talc reserve. The fiscal second quarter and fiscal six months of 2024 includes charges for talc matters of $0.3 billion and $3.0 billion, respectively. For additional details related to talc refer to Note 11 to the Consolidated Financial Statements. The fiscal second quarter and six months of 2024 includes a loss of approximately $0.4 billion related to the debt to equity exchange of the Company's remaining shares of Kenvue Common Stock.

Form 10-Q	27

	Identifiable Assets
(Dollars in Millions)	June 29, 2025	December 29, 2024
Innovative Medicine	$75,487	57,070
MedTech	86,745	84,322
Total	162,232	141,392
General corporate (1)	31,157	38,712
Worldwide total	$193,389	180,104
(1)General corporate includes cash, cash equivalents, marketable securities and other corporate assets.

	Additions to Property, Plant & Equipment		Depreciation and Amortization
(Dollars in Millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Innovative Medicine	$687	553	$1,925	1,861
MedTech	1,071	1,074	1,678	1,552
Segments total	1,758	1,627	3,603	3,413
General corporate	80	156	112	184
Worldwide total	$1,838	1,783	$3,715	3,597

Sales by geographic area

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	June 29, 2025	June 30, 2024	Percent Change	June 29, 2025	June 30, 2024	Percent Change
United States	$13,544	12,569	7.8%	$25,849	24,189	6.9%
Europe	5,387	5,214	3.3	10,497	10,377	1.1
Western Hemisphere, excluding U.S.	1,206	1,212	(0.5)	2,373	2,406	(1.3)
Asia-Pacific, Africa	3,606	3,452	4.4	6,917	6,858	0.9
Total	$23,743	22,447	5.8%	$45,636	43,830	4.1%

Note 10 — Acquisitions and divestitures
Business combinations
2025 Transactions
On April 2, 2025, the Company completed the acquisition of Intra-Cellular Therapies, Inc. (Intra-Cellular), a biopharmaceutical company focused on the development and commercialization of therapeutics for central nervous system disorders. This acquisition advances the Company’s industry-leading portfolio in mental health with the addition of CAPLYTA (lumateperone), the first and only U.S. FDA-approved treatment for bipolar I and II depression as an adjunctive therapy and monotherapy and is also approved for the treatment of schizophrenia in adults. Further, an sNDA has been submitted to the U.S. FDA for CAPLYTA as adjunctive treatment for major depressive disorder. This acquisition also includes a promising clinical-stage pipeline with best-in-class potential in generalized anxiety disorder and Alzheimer’s disease-related psychosis and agitation.

The Company acquired all the outstanding shares of Intra-Cellular’s common stock for $132.00 per share in an all-cash merger transaction for total consideration transferred of $14.5 billion. The acquisition was accounted for as a business combination and the results of operations and goodwill are included in the Innovative Medicine segment as of the acquisition date. In addition, acquisition-related costs before tax incurred during the fiscal six months of 2025 were $0.2 billion, of which $0.1 billion related to post-closing compensation expense due to the acceleration of equity awards and were recorded to Other (income) expense, net.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date and is based on the best estimate of management, which is subject to change within the measurement period.

(Dollars in Billions)	April 2, 2025
Assets acquired:
Cash and cash equivalents	$0.2
Marketable securities	0.6
Other current & non-current assets	0.3
Amortizable intangible asset (1)	5.2
Acquired in-process research and development (1)	8.3
Goodwill (2)	2.9
Total assets acquired	$17.5

Liabilities assumed:
Deferred taxes	$2.8
Other current & non-current liabilities	0.2
Total liabilities assumed	$3.0

Total assets acquired and liabilities assumed	$14.5
(1) The estimated fair values of the intangible assets acquired were determined using the multi-period excess earnings method. The amortizable intangible asset relates to the currently marketed product, Caplyta, which has an estimated useful life of 8 years. The acquired in-process research and development includes two assets, one related to certain unapproved indications of lumateperone and another related to a compound being studied to treat psychosis and agitation in patients with Alzheimer’s disease and generalized anxiety disorder. The fair value of the in-process research and development assets were calculated assuming a discount rate of 11.5% and 12.5%, respectively. Additionally, the cash flow projections assumed a probability of success factor of 95% and approximately 34-50% (depending on indication being studied), respectively.

(2) Goodwill is primarily attributable to intangible assets that did not qualify for separate recognition and future projects or products currently unidentified. Goodwill is not expected to be deductible for tax purposes.

2024 Transactions
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

Form 10-Q	29

assumed of $0.3 billion, including $0.1 billion of contingent consideration. The goodwill is not deductible for tax purposes. Acquisition related costs before tax for the fiscal six months of 2025 are not material.

On May 31, 2024, the Company acquired all the outstanding shares of Shockwave Medical Inc. (SWAV), a leading, first-to-market provider of innovative intravascular lithotripsy (IVL) technology for the treatment of calcified coronary artery disease (CAD) and peripheral artery disease (PAD), in an all-cash merger transaction for total consideration of $12.6 billion, ($11.5 billion, net of cash acquired). The results of operations were included in the MedTech segment as of the acquisition date. The fair value of the acquisition was allocated to assets acquired of $14.4 billion primarily amortizable intangible assets of $5.3 billion, purchased IPR&D of $0.6 billion, goodwill for $7.6 billion, $0.5 billion of inventory and $0.4 billion of other assets, and liabilities assumed of $2.9 billion. The goodwill is not deductible for tax purposes. Acquisition related costs before tax for the fiscal six months of 2025 are not material.

On March 7, 2024, the Company completed the acquisition of Ambrx Biopharma, Inc., (Ambrx), a clinical-stage biopharmaceutical company with a proprietary synthetic biology technology platform to design and develop next-generation antibody drug conjugates (ADCs), in an all-cash merger transaction for a total consideration of approximately $1.8 billion net of cash acquired. The results of operations were included in the Innovative Medicine segment as of the acquisition date. The fair value of the acquisition was allocated to assets acquired of $2.3 billion, primarily non-amortizable intangible assets, inclusive of purchased IPR&D, for $1.9 billion, goodwill for $0.3 billion and liabilities assumed of $0.5 billion. The goodwill is not deductible for tax purposes. Acquisition related costs before tax for the fiscal six months of 2025 are not material.

Asset acquisitions
There were no material asset acquisitions in the fiscal six months of 2025 or 2024.
Divestitures
There were no material divestitures in the fiscal six months of 2025.

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
The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. As of June 29, 2025, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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
In an effort to expeditiously resolve the litigation for the overwhelming majority of claimants, beginning in October 2021, Johnson & Johnson Consumer Inc. (Old JJCI) implemented a corporate restructuring, through which Old JJCI ceased to exist and three new entities were created: (a) LTL Management LLC, a North Carolina limited liability company (LTL or Debtor); (b) Royalty A&M LLC, a North Carolina limited liability company and a direct subsidiary of LTL (RAM); and (c) the Debtor’s direct parent, Johnson & Johnson Consumer Inc., a New Jersey company (New JJCI). The Debtor received certain of Old JJCI’s assets and became solely responsible for the talc-related liabilities of Old JJCI, including all liabilities related in any way to injury or damage, or alleged injury or damage, sustained or incurred in the purchase or use of, or exposure to, talc, including talc contained in any product, or to the risk of, or responsibility for, any such damage or injury, except for any liabilities for which the exclusive remedy is provided under a workers’ compensation statute or act (the Talc-Related Liabilities).
Following the 2021 Corporate Restructuring, Debtor and the Company attempted to achieve a full and comprehensive resolution of the Talc-Related Liabilities. Debtor filed voluntary petitions for Bankruptcy pursuant to Chapter 11 of the Bankruptcy Code in October 2021 and again in April 2023; both petitions were dismissed.
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

Form 10-Q	31

regarding the Company’s talc powder products. In December 2023, LTL changed its state of formation to Texas and its name to LLT Management LLC (LLT).
In May 2024, the Company commenced a three-month solicitation period of its proposed consensual “prepackaged” Chapter 11 bankruptcy plan (the Proposed Plan) for the comprehensive and final resolution of all current and future claims related to cosmetic talc in the United States, excluding claims related to mesothelioma or State consumer protection claims, in exchange for the payment by the Company of present value of approximately $6.475 billion payable over 25 years (nominal value of approximately $8.0 billion, discounted at a rate of 4.4%). The claims encompassed by the Proposed Plan constituted 99.75% of then-pending lawsuits against the Company relating to its talc powder products.
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
While the Company had resolved 95% of the mesothelioma lawsuits filed to date as of August 2024, cases continue to be filed. Trials have commenced in various state courts.
In September 2024, while reiterating the Company's continued confidence in the safety of its talc products, Red River filed a voluntary petition with the United States Bankruptcy Court for the Southern District of Texas, seeking relief under Chapter 11 of the Bankruptcy Code (the Red River Bankruptcy Case), in furtherance of the Company's consensual "prepackaged" Proposed Plan. Shortly thereafter, as a consequence of this filing, the Company withdrew its appeal of the LTL 2 dismissal decision.
To account for the contemplated comprehensive resolution through the Proposed Plan, the Company recorded a cumulative incremental charge of approximately $5.0 billion during fiscal year 2024. As of the end of fiscal year 2024, the total present value of the reserve was approximately $11.6 billion (or nominal value of approximately $13.5 billion).
On March 31, 2025, the Texas Bankruptcy Court issued an order dismissing the case (the Texas dismissal) and, as a result, the Company reversed substantially all, or approximately $7 billion, from amounts previously reserved for the bankruptcy resolution. As of the second quarter 2025, the total present value of the reserve is approximately $4.0 billion, comprising previously executed settlement agreements, litigation defense and other costs. Approximately one-third of the reserve is recorded as a current liability.
After the Texas dismissal, the Company announced it would not appeal the decision and returned to the tort system to litigate the talc claims and defend the safety of its products. Courts have begun to hold scheduling conferences and the Company is preparing to start bellwether trials in consolidated proceedings in the California JCCP in November 2025 and in the New Jersey MCL in January 2026.
In February 2019, the Company’s talc supplier, Imerys Talc America, Inc. and two of its affiliates, Imerys Talc Vermont, Inc. and Imerys Talc Canada, Inc. (collectively, Imerys) filed a voluntary petition for relief under Chapter 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (Imerys Bankruptcy) seeking indemnification from the Company and rights to joint insurance proceeds.
In February 2021, Cyprus Mines Corporation (Cyprus), which had owned certain Imerys talc mines, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Delaware Bankruptcy Court and filed its Disclosure Statement and Plan (the Cyprus Plan) also asserting claims for indemnity against the Company arising out of personal injury claims.
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
Certain insurers have appealed the Settlement Order and sought a stay of the order pending appeal, which the Delaware Bankruptcy Court denied in January 2025. The insurers then sought a stay of the order in the District Court for the District of Delaware, which also was denied. The insurers then appealed the denial of their request for a stay of the order to the Third Circuit Court of Appeals. The briefing of the Settlement Order appeal in the Delaware District Court was completed in April 2025, and the appeal is pending a decision from the Court. The briefing in the Third Circuit appeal of the denial of the stay order is ongoing.
In January 2025, Imerys and Cyprus each filed a certification of voting results, indicating that their respective Chapter 11 plans had been accepted by each voting class of talc claimants. A joint confirmation hearing for the plans began in April 2025 but was continued, at the request of Imerys and Cyprus, after issues arose relating to treatment of foreign claims under their respective Chapter 11 plans.

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
In July 2021, the Company announced finalization of an agreement to settle the state and subdivision claims for up to $5.0 billion. Approximately 80% of the all-in settlement was paid by the end of fiscal second quarter 2025. A few government entities opted out of the settlement. In September 2024, the Company reached an agreement to resolve the hospital cases.
The Company and JPI continue to defend the cases brought by the remaining government entity litigants as well as the cases brought by private litigants. In total, there are under 27 remaining opioid cases against the Company and JPI in various state courts, 290 remaining cases in the Ohio multi-district litigation (MDL), and 2 additional cases in other federal courts.
In addition, the Province of British Columbia filed suit against the Company and its Canadian affiliate Janssen Inc., and many other industry members, in Canada. That action was certified as an opt in class action on behalf of other provincial/territorial and the federal governments in Canada in January 2025. The defendants, including the Company, filed appeals from the certification order in late February 2025. Additional proposed class actions have been filed in Canada against the Company and Janssen Inc., and many other industry members, by and on behalf of people who used opioids (for personal injuries), municipalities and First Nations bands. The proposed class action in Quebec on behalf of residents diagnosed with opioid use disorder was authorized to proceed against Janssen Inc. and other industry members in April 2024; and leave to appeal was denied in October 2024.
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
The table below contains the most significant of these cases and provides the approximate number of plaintiffs in the United States with direct claims in pending lawsuits regarding injuries allegedly due to the relevant product or product category as of June 29, 2025

Form 10-Q	33

Product or product category	Number of plaintiffs
Body powders containing talc, primarily JOHNSON’S Baby Powder	70,030
DePuy ASR XL Acetabular System and DePuy ASR Hip Resurfacing System	40
PINNACLE Acetabular Cup System	860
Pelvic meshes	5,350
ETHICON PHYSIOMESH Flexible Composite Mesh	120
ELMIRON	920
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
Innovative Medicine - litigation against filers of abbreviated new drug applications (ANDAs)
The Company’s subsidiaries have brought lawsuits against generic companies that have filed ANDAs with the U.S. FDA (or similar lawsuits outside of the United States) seeking to market generic versions of products sold by various subsidiaries of the Company prior to expiration of the applicable patents covering those products. These lawsuits typically include allegations of non-

Form 10-Q	35

infringement and/or invalidity of patents listed in FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations” (commonly known as the Orange Book). In each of these lawsuits, the Company’s subsidiaries are seeking an order enjoining the defendant from marketing a generic version of a product before the expiration of the relevant patents (Orange Book Listed Patents). In the event the Company’s subsidiaries are not successful in an action, or any automatic statutory stay expires before the court rulings are obtained, the generic companies involved would have the ability, upon regulatory approval, to introduce generic versions of their products to the market, resulting in the potential for substantial market share and revenue losses for the applicable products, and which may result in a non-cash impairment charge in any associated intangible asset. In addition, from time to time, the Company’s subsidiaries may settle these types of actions and such settlements can involve the introduction of generic versions of the products at issue to the market prior to the expiration of the relevant patents.
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
U.S. Patent No. 10,828,310 was also under consideration by the USPTO in an IPR proceeding. In July 2023, the USPTO issued a final written decision finding the claims of the patent invalid. In September 2023, Bayer Pharma AG filed an appeal to the U.S. Court of Appeals for the Federal Circuit. Oral argument was heard in May 2025.
INVEGA SUSTENNA
Beginning in January 2018, Janssen Pharmaceutica NV and Janssen Pharmaceuticals, Inc. filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of INVEGA SUSTENNA before expiration of the Orange Book Listed Patent. The following entities are named defendants: Teva Pharmaceuticals USA, Inc.; Mylan Laboratories Limited; Pharmascience Inc.; Mallinckrodt PLC; Specgx LLC; Tolmar, Inc.; Accord Healthcare, Inc.; Qilu Pharmaceutical Co. Ltd.; and Qilu Pharma Inc. The following U.S. patent is included in one or more cases: 9,439,906. In October 2020, the district court issued a decision in the case against Teva Pharmaceuticals USA, Inc., finding that United States Patent No. 9,439,906 is not invalid. Teva previously stipulated to infringement. Teva appealed the decision, and, in April 2024, the United States Court of Appeals for the Federal Circuit vacated and remanded the case to the district court for further proceedings. In November 2024, the district court issued its decision on remand, finding that United States Patent No. 9,439,906 is not invalid. Teva appealed to the Court of Appeals for the Federal Circuit, and oral argument took place in April 2025. In July 2025, the Federal Circuit affirmed the district court ruling of no invalidity. The Mylan case was consolidated with the Teva case for purposes of appeal and the July ruling applies to Mylan. In February 2024, the district court issued a decision in the case against Tolmar Inc. finding that United States Patent No. 9,439,906 is not invalid. Tolmar previously stipulated to infringement. Tolmar has appealed the decision.
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
INVEGA TRINZA
Beginning in September 2020, Janssen Pharmaceuticals, Inc., Janssen Pharmaceutica NV, and Janssen Research & Development, LLC filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of INVEGA TRINZA before expiration of the Orange Book Listed Patent. The following entities are named defendants: Mylan Laboratories Limited; Mylan Pharmaceuticals Inc.; and Mylan Institutional LLC. The following U.S. patent is included in one or more cases: 10,143,693. In May 2023, the District Court issued a decision finding that Mylan’s proposed generic product infringes the asserted patent and that the patent is not invalid. Mylan appealed the decision, and in March 2025, the U.S. Court of Appeals for the Federal Circuit affirmed the district court's decision. In May 2025, Mylan filed a petition for panel rehearing or rehearing en banc with the U.S. Court of Appeals for the Federal Circuit. In July 2025, the court denied Mylan's petition.
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
Beginning in April 2025, Aragon Pharmaceuticals, Inc., Janssen Biotech, Inc., The Regents of the University of California, and Sloan-Kettering Institute for Cancer Research variously initiated patent infringement lawsuits in U.S. District Court for the District of New Jersey against generic manufactures who have filed ANDAs seeking approval to market generic versions of ERLEADA before the expiration of certain Orange Book listed Patents. The following entities are named defendants: Lupin Limited; Lupin Pharmaceuticals, Inc.; Hetero Labs Limited Unit V; and Hetero USA, Inc. The following U.S. patents are included in one or more cases: 8,445,507; 8,802,689; 9,338,159; 9,987,261; 9,481,663; 9,884,054; RE49,353; 10,849,888; 10,702,508; and 11,963,952.
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
INVOKANA
Beginning in January 2024, Janssen Inc. and Mitsubishi Tanabe Pharma Corporation initiated Statements of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against generic manufacturers who filed ANDSs seeking approval to market generic versions of INVOKANA before expiration of the listed patents. The following entities are named defendants Jamp Pharma Corporation (Jamp) and Apotex Inc. (Apotex). The following Canadian patents are included in one or more cases 2,534,024 and 2,671,357. The Company entered into confidential settlement agreements with Jamp, in April 2025, and with Apotex, in July 2025.
CAPLYTA
Beginning in March 2024, Intra-Cellular Therapies, Inc. (Intra-Cellular) filed patent infringement lawsuits in the United States District Court for the District of New Jersey against generic manufactures who have filed ANDAs seeking approval to market generic versions of CAPLYTA before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Aurobindo Pharma Ltd., Aurobindo Pharma USA, Inc., Alkem Laboratories Ltd., Dr. Reddy’s Laboratories Inc., Dr. Reddy’s Laboratories Ltd., Hetero USA, Inc., Hetero Labs Ltd. Unit-V, Hetero Labs Ltd., MSN Laboratories Private Ltd., Zydus Pharmaceuticals (USA) Inc., and Zydus Lifesciences Ltd. The following U.S. Patents are included in one or more cases: US RE 48,825; RE 48,839; 8,648,077; 9,168,258; 9,199,995; 9,616,061; 9,956,227; 10,117,867; 10,464,938; 10,960,009; 11,026,951; 11,753,419; 11,980,617; 12,070,459; 12,090,155; 12,122,792; and 12,128,043. In July 2025, Intra-Cellular, Hetero USA, Inc., Hetero Labs Ltd. Unit-V, and Hetero Labs Ltd. entered into a confidential settlement agreement.
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

Form 10-Q	37

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
Innovative Medicine
In July 2016, the Company and Janssen Products, LP were served with a qui tam complaint pursuant to the False Claims Act filed in the United States District Court for the District of New Jersey alleging the off-label promotion of two HIV products, PREZISTA and INTELENCE, and anti-kickback violations in connection with the promotion of these products. The complaint was filed under seal in December 2012. The federal and state governments have declined to intervene, and the lawsuit is being prosecuted by the relators. The Court denied summary judgment on all claims in December 2021. Daubert motions were granted in part and denied in part in January 2022, and trial commenced in May 2024. On June 13, 2024, a jury found no liability regarding the anti-kickback violations but found liability for a portion of the off-label promotion claims. The Company is pursuing post-trial briefing challenging the verdict on the off-label claims. On March 28, 2025, the Court granted in part and denied in part Janssen’s motions and the Company is appealing the verdict and judgments. The Company filed a notice of appeal with the Third Circuit on April 29, 2025. Briefing is ongoing.
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
In February 2024, a putative class action was filed against the Company and the Pension & Benefits Committee of Johnson & Johnson (Committee) in United States District Court for the District of New Jersey. The complaint alleges that defendants breached fiduciary duties under the Employee Retirement Income Security Act (ERISA) by allegedly mismanaging the Company’s prescription-drug benefits program. The complaint seeks damages and other relief. In January 2025, the Court granted in part and denied in part defendants’ motion to dismiss, with leave to replead. In March 2025, plaintiffs filed a second amended complaint. In April 2025, defendants filed a motion to dismiss plaintiffs' fiduciary duty claims.
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
In October 2019, Innovative Health, LLC filed a complaint against Biosense Webster, Inc (BWI) in the United States District Court for the Central District of California. The complaint alleges that certain of BWI's business practices and contractual terms violate the antitrust laws of the United States and the State of California by restricting competition in the sale of High Density Mapping Catheters and Ultrasound Catheters. In May 2025, a jury returned its verdict in favor of Innovative Health. Innovative Health is seeking a permanent injunction. BWI intends to appeal once the judgment is final.
Innovative Medicine
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

Note 12 — Restructuring
In fiscal 2025, the company initiated a restructuring program of its Surgery franchise within the MedTech segment to simplify and focus operations by exiting certain non-strategic product lines and optimize select sites across the network. Restructuring expenses of $29 million were recorded in the fiscal second quarter of 2025. The estimated costs of the total program are between $0.9 billion - $1.0 billion and is expected to be completed over the next two years.
In fiscal 2023, the Company initiated a restructuring program of its Orthopaedics franchise within its MedTech segment to streamline operations by exiting certain markets, product lines and distribution network arrangements. The pre-tax restructuring expense in the fiscal second quarter and fiscal six months of 2025 primarily included costs related to asset impairments as well as market and product exits. The pre-tax restructuring expense in the fiscal second quarter and fiscal six months of 2024 primarily included market and product exits. Total project costs of approximately $0.6 billion have been recorded since the restructuring was announced. The estimated costs of the total program are between $0.7 billion - $0.8 billion and is expected to be substantially completed by the end of fiscal year 2025.
The following table summarizes the restructuring expenses for 2025 and 2024:

(Pre-tax Dollars in Millions)	Q2 2025	Q2 2024	Q2 YTD 2025	Q2 YTD 2024
MedTech Segment Surgery franchise(1)	$29	—	29	—
MedTech Segment Orthopaedics franchise(2)	50	52	105	79
Innovative Medicine Segment(3)	—	(63)	—	81
Total Programs	$79	(11)	134	160
(1)Included in Restructuring on the Consolidated Statement of Earnings in the fiscal second quarter and fiscal six months of 2025.
(2)Included $35 million in Restructuring and $15 million in Cost of products sold on the Consolidated Statement of Earnings in the fiscal second quarter of 2025. Included $52 million in Restructuring, $23 million in Cost of products sold and $30 million in Other (Income)/Expense on the Consolidated Statement of Earnings in the fiscal six months of 2025. Included $50 million in Restructuring and $2 million in Cost of products sold on the Consolidated Statement of Earnings in the fiscal second quarter of 2024. Included $70 million in Restructuring and $9 million in Cost of products sold on the Consolidated Statement of Earnings in the fiscal six months of 2024.
(3)Included in Restructuring on the Consolidated Statement of Earnings. This program was completed in the fiscal fourth quarter of 2024.
Restructuring reserves as of June 29, 2025 and December 29, 2024 were insignificant.

Item 2 — Management’s discussion and analysis of financial condition and results of operations
Results of operations
Sales to customers
Analysis of consolidated sales
For the fiscal six months of 2025, worldwide sales were $45.6 billion, a total increase of 4.1%, including an operational* increase of 4.4% as compared to 2024 fiscal six months sales of $43.8 billion. Currency fluctuations had a negative impact of 0.3% for the fiscal six months of 2025. In the fiscal six months of 2025, acquisitions and divestitures had net positive impact of 1.3% on worldwide operational sales growth. In the fiscal six months of 2025, the negative impact of the Stelara sales decline, due to biosimilar competition, on worldwide operational sales was approximately 5.9%.
Sales by U.S. companies were $25.8 billion in the fiscal six months of 2025, which represented an increase of 6.9% as compared to the prior year. In the fiscal six months of 2025, acquisitions and divestitures had net positive impact of 2.2% on U.S. operational sales growth. In the fiscal six months of 2025, the negative impact of the Stelara sales decline, due to biosimilar competition on U.S. operational sales was approximately 6.7%. Sales by international companies were $19.8 billion, which represented an increase of 0.7%, including an operational increase of 1.4%, partially offset by a negative currency impact of 0.7% as compared to the fiscal six months sales of 2024. In the fiscal six months of 2025, the net impact of acquisitions and divestitures on international operational sales growth was a positive 0.3%. In the fiscal six months of 2025, the negative impact of the Stelara sales decline, due to biosimilar competition, on international operational sales was approximately 5.0%.
In the fiscal six months of 2025, sales by companies in Europe achieved growth of 1.1%, which included an operational increase of 0.2% and a positive currency impact of 0.9%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a decline of 1.3%, which included an operational increase of 7.7% offset by negative currency impact of 9.0%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 0.9%, including operational growth of 0.9% and a currency impact of 0.0%.
Fiscal six months 2025
sales by geographic region (in billions)
Fiscal six months 2025
sales by segment (in billions)
Note: values may have been rounded
*operational growth excludes the effect of translational currency

Form 10-Q	41

For the fiscal second quarter of 2025, worldwide sales were $23.7 billion, a total increase of 5.8%, which included operational growth of 4.6% and a currency impact of 1.2% as compared to 2024 fiscal second quarter sales of $22.4 billion. In the fiscal second quarter of 2025, the net impact of acquisitions and divestitures on worldwide operational sales growth was a positive 1.6%. In the fiscal second quarter of 2025, the negative impact of the Stelara sales decline, due to biosimilar competition, on worldwide operational sales was approximately 7.1%.
Sales by U.S. companies were $13.5 billion in the fiscal second quarter of 2025, which represented an increase of 7.8% as compared to the prior year. In the fiscal second quarter of 2025, the net impact of acquisitions and divestitures on U.S. operational sales growth was a positive 2.8%. In the fiscal second quarter of 2025, the negative impact of the Stelara sales decline, due to biosimilar competition on U.S. operational sales was approximately 8.5%. Sales by international companies were $10.2 billion, a total increase of 3.2%, which included operational growth of 0.6% and a positive currency impact of 2.6%. In the fiscal second quarter of 2025, the net impact of acquisitions and divestitures on international operational sales growth was a positive 0.2%. In the fiscal second quarter of 2025, the negative impact of the Stelara sales decline, due to biosimilar competition, on international operational sales was approximately 5.4%.
In the fiscal second quarter of 2025, sales by companies in Europe achieved growth of 3.3%, which included an operational decline of 1.9% offset by a positive currency impact of 5.2%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a sales decline of 0.5%, which included operational growth of 6.2% offset by a negative currency impact of 6.7%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 4.4%, which included operational growth of 2.4% and a positive currency impact of 2.0%.
Q2 2025
Sales by Geographic Region (in billions)
Q2 2025
Sales by Segment (in billions)
Note: values may have been rounded

Analysis of sales by business segments
Innovative Medicine
Innovative Medicine segment sales in the fiscal six months of 2025 were $29.1 billion, an increase of 3.6% as compared to the same period a year ago, with an operational increase of 4.0% and a negative currency impact of 0.4%. U.S. Innovative Medicine sales increased 7.0% as compared to the same period a year ago. International Innovative Medicine sales decreased by 0.9%, including an operational decline of 0.1% and a negative currency impact of 0.8%. In the fiscal six months of 2025, the net impact of acquisitions and divestitures on the Innovative Medicine segment operational sales growth was a positive 0.7%, primarily related to CAPLYTA. In the fiscal six months of 2025, the negative impact of the STELARA sales decline, due to biosimilar competition, was an approximate 9.9%, 11.0% and 8.6% on worldwide, U.S. and international Innovative Medicine segment operational sales, respectively.
Major Innovative Medicine therapeutic area sales — Fiscal Six Months Ended

(Dollars in Millions)	June 29, 2025	June 30, 2024	Total Change	Operations Change	Currency Change
Oncology	$11,990	$9,904	21.1%	21.3%	(0.2)%
CARVYKTI	808	343	*	*	*
DARZALEX	6,776	5,570	21.7	22.0	(0.3)
ERLEADA	1,679	1,425	17.8	17.9	(0.1)
IMBRUVICA	1,444	1,554	(7.0)	(6.6)	(0.4)
RYBREVANT/ LAZCLUZE(1)	320	116	*	*	*
TALVEY	192	127	52.0	52.4	(0.4)
TECVAYLI	317	268	18.2	18.7	(0.5)
ZYTIGA/ abiraterone acetate	270	346	(21.7)	(21.9)	0.2
Other Oncology	182	156	16.4	16.8	(0.4)
Immunology	7,700	8,969	(14.1)	(13.6)	(0.5)
REMICADE	922	827	11.5	12.4	(0.9)
SIMPONI/ SIMPONI ARIA	1,349	1,091	23.7	25.1	(1.4)
STELARA	3,278	5,336	(38.6)	(38.2)	(0.4)
TREMFYA	2,142	1,714	25.0	25.4	(0.4)
Other Immunology	9	2	*	*	—
Neuroscience	3,698	3,585	3.2	3.6	(0.4)
CAPLYTA(2)	211	—	*	*	—
CONCERTA/methylphenidate	312	340	(8.3)	(7.1)	(1.2)
INVEGA SUSTENNA/ XEPLION/ INVEGA TRINZA/ TREVICTA	1,895	2,110	(10.2)	(9.9)	(0.3)
SPRAVATO	734	496	48.1	48.4	(0.3)
Other Neuroscience	547	639	(14.4)	(13.9)	(0.5)
Pulmonary Hypertension	2,138	2,088	2.4	2.5	(0.1)
OPSUMIT/ OPSYNVI	1,104	1,072	3.0	3.1	(0.1)
UPTRAVI	927	894	3.7	3.8	(0.1)
Other Pulmonary Hypertension	107	123	(12.5)	(12.3)	(0.2)
Infectious Diseases	1,605	1,786	(10.1)	(10.2)	0.1
EDURANT/rilpivirine	718	620	15.9	14.9	1.0
PREZISTA/ PREZCOBIX/ REZOLSTA/ SYMTUZA	799	856	(6.6)	(6.3)	(0.3)
Other Infectious Diseases(3)	88	311	(71.7)	(71.3)	(0.4)
Cardiovascular / Metabolism / Other	1,943	1,721	12.9	13.3	(0.4)
XARELTO	1,311	1,105	18.6	18.6	—
Other	632	616	2.7	3.9	(1.2)
Total Innovative Medicine Sales	$29,075	$28,052	3.6%	4.0%	(0.4)%

*percentage greater than 100% or not meaningful

Form 10-Q	43

(1) Includes the sales of RYBREVANT and RYBREVANT + LAZCLUZE
(2) Acquired with the Intra-Cellular Therapies acquisition on April 2, 2025
(3) Includes the Covid-19 Vaccine in 2024
Innovative Medicine segment sales in the fiscal second quarter of 2025 were $15.2 billion, an increase of 4.9% as compared to the same period a year ago, including an operational increase of 3.8% and a positive currency impact of 1.1%. U.S. Innovative Medicine sales increased 7.6% as compared to the same period a year ago. International Innovative Medicine sales increased by 1.0%, including an operational decline of 1.6% offset by a positive currency impact of 2.6%. In the fiscal second quarter of 2025, the net impact of acquisitions and divestitures on the worldwide Innovative Medicine segment operational sales growth was a positive 1.4%, related to CAPLYTA. In the fiscal second quarter of 2025, the negative impact of the STELARA sales decline, due to biosimilar competition, was an approximate 11.7%, 13.8% and 9.1% on worldwide, U.S. and international Innovative Medicine segment operational sales, respectively.
Major Innovative Medicine therapeutic area sales — Fiscal Second Quarter Ended

(Dollars in Millions)	June 29, 2025	June 30, 2024	Total Change	Operations Change	Currency Change
Oncology	$6,312	$5,090	24.0%	22.3%	1.7%
CARVYKTI	439	186	*	*	*
DARZALEX	3,539	2,878	23.0	21.5	1.5
ERLEADA	908	736	23.4	21.0	2.4
IMBRUVICA	735	770	(4.5)	(6.6)	2.1
RYBREVANT/ LAZCLUZE(1)	179	69	*	*	*
TALVEY	106	69	55.0	54.3	0.7
TECVAYLI	166	135	23.1	22.4	0.7
ZYTIGA/ abiraterone acetate	145	165	(11.6)	(14.9)	3.3
Other Oncology	93	83	11.7	9.7	2.0
Immunology	3,993	4,722	(15.4)	(16.0)	0.6
REMICADE	455	393	15.9	15.9	0.0
SIMPONI/ SIMPONI ARIA	690	537	28.6	27.5	1.1
STELARA	1,653	2,885	(42.7)	(43.2)	0.5
TREMFYA	1,186	906	31.0	30.1	0.9
Other Immunology	8	2	*	*	—
Neuroscience	2,051	1,782	15.1	14.4	0.7
CAPLYTA(2)	211	—	*	*	—
CONCERTA/ methylphenidate	164	163	0.2	(0.2)	0.4
INVEGA SUSTENNA/ XEPLION/ INVEGA TRINZA/ TREVICTA	992	1,054	(5.9)	(6.3)	0.4
SPRAVATO	414	271	53.3	53.0	0.3
Other Neuroscience	270	294	(8.4)	(10.7)	2.3
Pulmonary Hypertension	1,113	1,039	7.1	6.2	0.9
OPSUMIT/ OPSYNVI	582	548	6.4	5.4	1.0
UPTRAVI	476	426	11.7	11.3	0.4
Other Pulmonary Hypertension	55	67	(16.9)	(19.0)	2.1
Infectious Diseases	803	965	(16.8)	(19.0)	2.2
EDURANT/rilpivirine	360	297	21.6	15.5	6.1
PREZISTA/ PREZCOBIX/ REZOLSTA/ SYMTUZA	396	438	(9.4)	(10.0)	0.6
Other Infectious Diseases(3)	47	233	(79.8)	(79.9)	0.1
Cardiovascular / Metabolism / Other	930	892	4.2	4.0	0.2
XARELTO	621	587	5.6	5.6	—
Other	309	305	1.4	0.9	0.5
Total Innovative Medicine Sales	$15,202	$14,490	4.9%	3.8%	1.1%
*percentage greater than 100% or not meaningful

(1) Includes the sales of RYBREVANT and RYBREVANT + LAZCLUZE
(2) Acquired with the Intra-Cellular Therapies acquisition on April 2, 2025
(3) Includes the Covid-19 Vaccine in 2024
Oncology products achieved operational sales growth of 22.3% as compared to the same period a year ago. Strong sales of DARZALEX (daratumumab) were driven by continued share gains and market growth. Growth of ERLEADA (apalutamide) was due to continued share gains and market growth partially offset by the impact of Medicare Part D redesign. Increased sales of CARVYKTI (ciltacabtagene autoleucel) were driven by continued share gains and capacity expansion. Additionally, sales from the ongoing launches of TECVAYLI (teclistamab-cqyv), TALVEY (talquetamab-tgvs) and RYBREVANT (amivantamab)/LAZCLUZE (lazertinib) contributed to the growth. Growth was partially offset by ZYTIGA (abiraterone acetate) due to loss of exclusivity and IMBRUVICA (ibrutinib) declines due to competitive pressures and the impact of Medicare Part D redesign.
Immunology products experienced an operational decline of 16.0% as compared to the same period a year ago primarily due to the decline of STELARA (ustekinumab) sales driven by the impact of biosimilar competition and Medicare Part D redesign. The growth of TREMFYA (guselkumab) was due to share gains, market growth and launch-related inventory dynamics partially offset by the impact of Medicare Part D redesign. The increase in SIMPONI/SIMPONI ARIA sales was primarily driven by the Merck, Sharp & Dohme return of rights in Europe in the fiscal fourth quarter of 2024. The increase in REMICADE (infliximab) sales was due to favorable patient mix, market growth, and the Merck, Sharp & Dohme return of rights in Europe, partially offset by biosimilar competition.
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
Neuroscience products, which include sales of CAPLYTA (lumateperone) acquired with the Intra-Cellular Therapies (Intra-Cellular) acquisition on April 2, 2025, achieved operational growth of 14.4% as compared to the same period a year ago. Growth of SPRAVATO (esketamine) was driven by continued increased physician and patient demand. Growth was partially offset by the sales decline of INVEGA SUSTENNA / XEPLION / INVEGA TRINZA / TREVICTA primarily due to the impact of Medicare Part D redesign and unfavorable patient mix.
Pulmonary Hypertension products achieved operational sales growth of 6.2% as compared to the same period a year ago. Sales growth of OPSUMIT (macitentan)/ OPSYNVI (macitentan/tadalafil) were driven by market growth, inventory dynamics, and share gains partially offset by the impact of Medicare Part D redesign. The sales growth of UPTRAVI (selexipag) was driven by market growth and inventory dynamics partially offset by the impact of Medicare Part D redesign.
Infectious disease products experienced an operational sales decline of 19.0% as compared to the same period a year ago primarily driven by declines across the portfolio including COVID-19 vaccine revenue in Other Infectious Diseases. The decline was partially offset by growth of EDURANT/rilpivirine.
Cardiovascular / Metabolism / Other products achieved operational growth of 4.0% as compared to the same period a year ago. The growth of XARELTO (rivaroxaban) sales was primarily driven by the impact of Medicare Part D redesign and market growth partially offset by continued share declines.
The Inflation Reduction Act (IRA) contains provisions that redesign the Medicare Part D benefit in various ways, including by shifting a greater portion of costs to manufacturers within certain coverage phases and replacing the Part D coverage gap discount program with a new manufacturer discounting program.
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

Form 10-Q	45

MedTech
The MedTech segment sales in the fiscal six months of 2025 were $16.6 billion, an increase of 5.0% as compared to the same period a year ago, with an operational increase of 5.1% and a negative currency impact of 0.1%. U.S. MedTech sales increased by 6.6%. International MedTech sales increased by 3.3%, including an operational increase of 3.6% and a negative currency impact of 0.3%. In the fiscal six months of 2025, the net impact of acquisitions and divestitures on the MedTech segment operational sales growth was a positive 2.4%, primarily related to the Shockwave acquisition.
Major MedTech franchise sales — Fiscal Six Months Ended

(Dollars in Millions)	June 29, 2025	June 30, 2024	Total Change	Operations Change	Currency Change
Surgery	$4,951	$4,904	1.0%	1.5%	(0.5)%
Advanced	2,237	2,228	0.4	0.8	(0.4)
General	2,714	2,676	1.4	2.0	(0.6)
Orthopaedics	4,546	4,652	(2.3)	(2.3)	0.0
Hips	830	839	(1.1)	(1.1)	0.0
Knees	778	795	(2.0)	(2.0)	0.0
Trauma	1,540	1,524	1.1	1.0	0.1
Spine, Sports & Other	1,398	1,495	(6.5)	(6.7)	0.2
Cardiovascular	4,416	3,679	20.0	20.0	0.0
Electrophysiology	2,791	2,667	4.7	4.7	0.0
Abiomed	868	750	15.7	15.5	0.2
Shockwave (1)	550	77	*	*	—
Other Cardiovascular	207	185	11.7	11.8	(0.1)
Vision	2,648	2,543	4.1	4.2	(0.1)
Contact Lenses/Other	1,884	1,828	3.1	2.8	0.3
Surgical	764	715	6.9	7.6	(0.7)
Total MedTech Sales	$16,561	$15,778	5.0%	5.1%	(0.1)%
*Percentage greater than 100% or not meaningful
(1) Acquired on May 31, 2024

MedTech segment sales in the fiscal second quarter of 2025 were $8.5 billion, an increase of 7.3% as compared to the same period a year ago, which included operational growth of 6.1% and a positive currency impact of 1.2%. U.S. MedTech sales increased by 8.0%. International MedTech sales increased by 6.7%, including operational growth of 4.1% and a positive currency impact of 2.6%. In the fiscal second quarter of 2025, the net impact of acquisitions and divestitures on the MedTech segment operational sales growth was a positive 2.0%, primarily related to the Shockwave acquisition.
Major MedTech franchise sales — Fiscal Second Quarter Ended

(Dollars in Millions)	June 29, 2025	June 30, 2024	Total Change	Operations Change	Currency Change
Surgery	$2,555	$2,488	2.7%	1.8%	0.9%
Advanced	1,164	1,141	2.0	1.0	1.0
General	1,391	1,346	3.3	2.5	0.8
Orthopaedics	2,305	2,312	(0.3)	(1.6)	1.3
Hips	421	417	1.0	(0.2)	1.2
Knees	389	394	(1.1)	(2.3)	1.2
Trauma	768	759	1.2	(0.1)	1.3
Spine, Sports & Other	727	743	(2.1)	(3.7)	1.6
Cardiovascular	2,313	1,873	23.5	22.3	1.2
Electrophysiology	1,468	1,323	11.0	9.8	1.2
Abiomed	448	379	18.2	16.9	1.3
Shockwave(1)	292	77	*	*	—
Other Cardiovascular	104	93	10.8	9.7	1.1
Vision	1,369	1,285	6.5	4.6	1.9
Contact Lenses/Other	965	918	5.1	2.9	2.2
Surgical	403	367	9.9	8.9	1.0
Total MedTech Sales	$8,541	$7,957	7.3%	6.1%	1.2%
*Percentage greater than 100% or not meaningful
(1) Acquired on May 31, 2024
The Surgery franchise achieved operational sales growth of 1.8% as compared to the prior year fiscal second quarter. The operational growth in Advanced Surgery was primarily due to the strength of the portfolio and commercial execution in Biosurgery and strategic price actions in Endocutters. The growth was partially offset by the negative impact of China volume-based procurement and competitive pressures in Energy and Endocutters. The operational growth in General Surgery was primarily driven by technology penetration and upgrades within the differentiated Wound Closure portfolio.
The Orthopaedics franchise experienced an operational sales decline of 1.6% as compared to the prior year fiscal second quarter. All platforms were impacted by revenue disruption from the previously announced Orthopaedics restructuring. The operational decline in Hips reflects the negative impact of China volume-based procurement and trade inventory dynamics partially offset by procedure growth. The operational decline in Knees was driven by competitive pressures and market headwinds, partially offset by strength of the ATTUNE portfolio and pull through related to the VELYS Robotic assisted solutions. The operational decline in Trauma was primarily driven by the lapping of the strong prior year comparator partially offset by recently launched products, procedure growth and commercial execution. The operational sales decline in Spine, Sports & Other reflects competitive pressures, price pressures in the U.S. Early Interventional segment and China volume-based procurement.
The Cardiovascular franchise, which includes sales from Shockwave Medical (Shockwave) acquired on May 31, 2024, achieved operational sales growth of 22.3% as compared to the prior year fiscal second quarter. Abiomed sales growth was driven by the continued strong adoption of Impella 5.5 and Impella CP. Electrophysiology sales growth was driven by strength in competitive mapping, new product performance, procedure growth, and lapping of prior year inventory dynamics in China partially offset by competitive pressures in Pulsed Field Ablation catheters.
The Vision franchise achieved operational sales growth of 4.6% as compared to the prior year fiscal second quarter. The Contact Lenses/Other operational growth was driven by price actions and continued strong performance in the ACUVUE OASYS 1-Day family of products (including recent launches). The Surgical operational growth was primarily driven by the continued strength of recent innovations and commercial execution.

Form 10-Q	47

Analysis of consolidated earnings before provision for taxes on income
Consolidated earnings before provision for taxes on income for the fiscal six months of 2025 was $20.1 billion representing 44.1% of sales as compared to $9.5 billion in the fiscal six months of 2024, representing 21.6% of sales. The fiscal six months of 2025 includes the reversal of approximately $7.0 billion, a significant portion of the previously accrued talc reserve. The fiscal six months of 2024 includes charges for talc matters of approximately $3.0 billion.
Consolidated earnings before provision for taxes on income for the fiscal second quarter of 2025 was $6.5 billion representing 27.3% of sales as compared to $5.7 billion in the fiscal second quarter of 2024, representing 25.6% of sales.
Cost of products sold
(Dollars in billions. Percentages in chart are as a percent to total sales)
Fiscal six months Q2 2025 versus Fiscal six months Q2 2024
Cost of products sold increased as a percent to sales driven by:
•Increased intangible asset amortization expense related to the Intra-Cellular acquisition in the Innovative Medicine business
•Unfavorable product mix driven by the decline of STELARA sales in the Innovative Medicine business
•Unfavorable transactional currency in the Innovative Medicine business
•Macroeconomic factors in the MedTech business

The intangible asset amortization expense included in cost of products sold for the fiscal six months of 2025 and 2024 was $2.4 billion and $2.2 billion, respectively.
Q2 2025 versus Q2 2024
Cost of products sold increased as a percent to sales primarily driven by:
•Unfavorable product mix driven by the decline of STELARA sales in the Innovative Medicine business
•Increased intangible asset amortization expense related to the Intra-Cellular acquisition in the Innovative Medicine business
•Macroeconomic factors in the MedTech business
The intangible asset amortization expense included in cost of products sold for the fiscal second quarters of 2025 and 2024 was $1.3 billion and $1.1 billion, respectively.

Selling, marketing and administrative expenses
(Dollars in billions. Percentages in chart are as a percent to total sales)
Fiscal six months Q2 2025 versus Fiscal six months Q2 2024
Selling, Marketing and Administrative Expenses decreased as a percent to sales driven by:
•Corporate administrative expense rationalization
•Planned leverage and phasing of investments in the Innovative Medicine business partially offset by
•Increased investment in the recent acquisitions of Intra-Cellular and Shockwave
Q2 2025 versus Q2 2024
Selling, Marketing and Administrative Expenses decreased as a percent to sales primarily driven by:
•Corporate administrative expense rationalization
partially offset by
•Increased investment in the recent acquisitions of Intra-Cellular and Shockwave
Research and development expense
Research and development expense by segment of business was as follows:

	Fiscal Second Quarter Ended				Fiscal Six Months Ended
	2025		2024		2025		2024
(Dollars in Millions)	Amount	% of Sales*	Amount	% of Sales*	Amount	% of Sales*	Amount	% of Sales*
Innovative Medicine	$2,869	18.9%	$2,722	18.8%	$5,417	18.6%	$5,618	20.0%
MedTech	647	7.6	718	9.0	1,324	8.0	1,364	8.6
Total research and development expense	$3,516	14.8%	$3,440	15.3%	$6,741	14.8%	$6,982	16.0%
Percent increase/(decrease) over the prior year	2.2%				(3.5%)
*As a percent to segment sales
Fiscal six months Q2 2025 versus Fiscal six months Q2 2024
Research and Development decreased as a percent to sales driven by:
•Planned leverage and phasing of investments in the Innovative Medicine business

Form 10-Q	49

Q2 2025 versus Q2 2024
Research and Development decreased as a percent to sales driven by:
•Portfolio rationalization and expense phasing in the MedTech business
In-process research and development (IPR&D) impairments
In the fiscal second quarter and fiscal six months of 2024, the Company recorded a charge of approximately $0.2 billion associated with the M710 (biosimilar) asset acquired with Momenta in 2020. There was also a partial impairment of this asset for $0.2 billion in the fiscal third quarter of 2023. This asset is now fully impaired.
Interest (income) expense
Interest (income) expense in the fiscal six months of 2025 was net income of $80 million as compared to net income of $334 million in the fiscal six months of 2024. Interest income in the fiscal six months of 2025 decreased as compared to the prior year driven by lower interest rates earned on cash balances. Interest expense was higher due to a higher average debt balance at higher interest rates. Interest (income) expense in the fiscal second quarter of 2025 was net expense of $48 million as compared to net income of $125 million in the fiscal second quarter of 2024. Interest income in the fiscal second quarter of 2025 decreased as compared to the prior year driven by lower interest rates earned on cash balances. Interest expense was higher due to a higher average debt balance at higher interest rates. The balance of cash, cash equivalents and current marketable securities was $18.9 billion at the end of the fiscal second quarter of 2025 as compared to $25.5 billion at the end of the fiscal second quarter of 2024. The Company’s debt position was $50.8 billion as of June 29, 2025, as compared to $41.5 billion the same period a year ago.
Other (income) expense, net*
Fiscal six months Q2 2025 versus Fiscal six months Q2 2024
Other (income) expense, net for the fiscal six months of 2025 reflected an increase in income of $10.3 billion as compared to the prior year primarily due to the following:

Fiscal Six Months
(Dollars in Billions)(Income)/Expense	June 29, 2025	June 30, 2024	Change
Litigation related(1)	$(6.9)	3.1	(10.0)
Acquisition, Integration and Divestiture related	0.4	0.5	(0.1)
Changes in the fair value of securities(2)	0.1	0.4	(0.3)
Employee benefit plan related	(0.3)	(0.5)	0.2
Other	(0.5)	(0.4)	(0.1)
Total Other (Income) Expense, Net	$(7.2)	3.1	(10.3)
(1)The fiscal six months of 2025 includes the reversal of approximately $7.0 billion, a significant portion of the previously accrued talc reserve. The fiscal six months of 2024 includes charges of approximately $3.0 billion for talc matters. For additional details related to talc refer to Note 11 to the Consolidated Financial Statements.
(2)The fiscal six months of 2024 includes the loss on the completion of the debt for equity exchange of the retained stake in Kenvue

Q2 2025 versus Q2 2024
Other (income) expense, net for the fiscal second quarter of 2025 reflected an increase in income of $0.6 billion as compared to the prior year primarily due to the following:

Fiscal Second Quarter
(Dollars in Billions)(Income)/Expense	June 29, 2025	June 30, 2024	Change
Acquisition, Integration and Divestiture related	$0.3	0.4	(0.1)
Litigation related(1)	0.1	0.4	(0.3)
Changes in the fair value of securities(2)	0.0	0.4	(0.4)
Employee benefit plan related	(0.1)	(0.2)	0.1
Other	(0.2)	(0.3)	0.1
Total Other (Income) Expense, Net	$0.1	0.7	(0.6)
(1)The fiscal second quarter of 2024 includes charges for talc matters.
(2)The fiscal second quarter of 2024 includes the loss on the completion of the debt for equity exchange of the retained stake in Kenvue.
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
Segment income before tax
Income before tax by segment of business for the fiscal six months were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Innovative Medicine	$10,762	$10,428	$29,075	$28,052	37.0%	37.2%
MedTech	2,625	2,609	16,561	15,778	15.9	16.5
Segment total	13,387	13,037	45,636	43,830	29.3	29.7
(Income) Expenses not allocated to segments(1)	(6,735)	3,575
Earnings before provision for taxes on income	$20,122	$9,462	$45,636	$43,830	44.1%	21.6%
(1)Amounts not allocated to segments include interest (income) expense, certain litigation expenses and general corporate (income) expense. The fiscal six months of 2025 includes the reversal of approximately $7.0 billion, a significant portion of the previously accrued talc reserve. The fiscal six months of 2024 includes charges for talc matters of $3.0 billion. The fiscal six months of 2024 includes a loss of approximately $0.4 billion related to the debt to equity exchange of the Company's remaining shares of Kenvue Common Stock.
Innovative Medicine segment
The Innovative Medicine segment income before tax as a percent of sales in the fiscal six months of 2025 was 37.0% versus 37.2% for the same period a year ago. The slight decrease in the income before tax as a percent of sales for the fiscal six months of 2025 as compared to the prior year was primarily driven by the following:
•Unfavorable Product mix and the impact of Medicare Part D redesign
•Increased amortization and integration costs related to the Intra-Cellular acquisition
•Unfavorable currency in Cost of products sold
partially offset by
•An In-process research and development impairment of $0.2 billion in 2024 related to the M710 (biosimilar) asset acquired with Momenta in 2020

Form 10-Q	51

•Planned leverage and phasing of Selling, marketing and administrative expenses as well as Research & development expenses

MedTech segment
The MedTech segment income before tax as a percent of sales in the fiscal six months of 2025 was 15.9% versus 16.5% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal six months of 2025 was primarily driven by the following:
•Macroeconomic factors in Cost of products sold
•Higher litigation expense of $0.1 billion in 2025
•A gain of $0.2 billion related to the Acclarent divestiture in 2024 partially offset by
•Lower acquisition and integration related costs of $0.1 billion in 2025 versus $0.5 billion in 2024 related to the Shockwave acquisition

Income (loss) before tax by segment of business for the fiscal second quarters were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Innovative Medicine	$5,552	$5,459	$15,202	$14,490	36.5%	37.7%
MedTech	1,204	1,089	8,541	7,957	14.1	13.7
Segment total	6,756	6,548	23,743	22,447	28.5	29.2
(Income) Expenses not allocated to segments(1)	265	800
Earnings before provision for taxes on income	$6,491	$5,748	$23,743	$22,447	27.3%	25.6%
(1)Amounts not allocated to segments include interest (income) expense, certain litigation expenses and general corporate (income) expense. The fiscal second quarter of 2024 includes charges for talc matters of $0.3 billion. For additional details related to talc refer to Note 11 to the Consolidated Financial Statements. The fiscal second quarter of 2024 includes a loss of approximately $0.4 billion related to the debt to equity exchange of the Company's remaining shares of Kenvue Common Stock.
Innovative Medicine segment
The Innovative Medicine segment income before tax as a percent of sales in the fiscal second quarter of 2025 was 36.5% versus 37.7% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal second quarter of 2025 as compared to the prior year was primarily driven by the following:
•Unfavorable Product mix and the impact of Medicare Part D redesign
•Increased amortization and integration costs related to the Intra-Cellular acquisition partially offset by
•An In-process research and development impairment of $0.2 billion in 2024 related to the M710 (biosimilar) asset acquired with Momenta in 2020

MedTech segment
The MedTech segment income before tax as a percent of sales in the fiscal second quarter of 2025 was 14.1% versus 13.7% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal second quarter of 2025 as compared to the prior year was primarily driven by the following:
•Shockwave acquisition and integration related costs of $0.5 billion in 2024 partially offset by
•Macroeconomic factors in Cost of products sold
•Higher litigation expense of $0.1 billion in 2025
•A gain of $0.2 billion related to the Acclarent divestiture in 2024

Restructuring
In fiscal 2025, the company initiated a restructuring program of its Surgery franchise within the MedTech segment to simplify and focus operations by exiting certain non-strategic product lines and optimize select sites across the network. Restructuring expenses of $29 million were recorded in the fiscal second quarter and fiscal six months of 2025. The estimated costs of the total program are between $0.9 billion - $1.0 billion and is expected to be completed over the next two years.
In the fiscal year 2023, the Company initiated a restructuring program of its Orthopaedics franchise within its MedTech segment to streamline operations by exiting certain markets, product lines and distribution network arrangements. The pre-tax restructuring expense was $50 million in the fiscal second quarter of 2025, of which $35 million was recorded in Restructuring and $15 million in Cost of products sold on the Consolidated Statement of Earnings primarily for costs related to market and product exits. The pre-tax restructuring expense was $105 million in the fiscal six months of 2025, of which $52 million was recorded in Restructuring and $23 million in Cost of products sold and $30 million in Other (Income)/Expense on the Consolidated Statement of Earnings primarily for costs related to asset impairments as well as market and product exits. The pre-tax restructuring expense was $52 million in the fiscal second quarter of 2024, of which $50 million was recorded in Restructuring and $2 million was recorded in Cost of products sold on the Consolidated Statement of Earnings. The pre-tax restructuring expense was $79 million in the fiscal six months of 2024, of which $70 million was recorded in Restructuring and $9 million was recorded in Cost of products sold on the Consolidated Statement of Earnings. Total project costs of approximately $0.6 billion have been recorded since the restructuring was announced.
In the fiscal year 2023, the Company completed a prioritization of its research and development (R&D) investment within the Innovative Medicine segment to focus on the most promising medicines with the greatest benefit to patients. The pre-tax restructuring charge of approximately $0.1 billion in the fiscal six months of 2024 included the termination of partnered and non-partnered program costs and asset impairments. The program was completed in the fiscal fourth quarter of 2024.
For further details related to the restructuring refer to Note 12 to the Consolidated Financial Statements.
Provision for taxes on income
The worldwide effective income tax rate for the fiscal six months was 17.8% in 2025 and 16.1% in 2024.
On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework that was supported by over 130 countries worldwide. Several EU and non-EU countries have enacted Pillar Two legislation with an initial effective date of January 1, 2024, with other aspects of the law effective in 2025 or later. While countries continue to enact new provisions or issue new regulations this could have an impact to the Company’s effective tax rate. The Company will continue to monitor further developments to determine any potential impact in the countries in which we operate, such as the recently announced understanding between the U.S. and the G7 of a side-by-side system that would fully exclude U.S. parented groups from certain provisions of the Pillar Two Framework.
For further details related to the fiscal 2025 provision for taxes refer to Note 5 to the Consolidated Financial Statements.
Liquidity and capital resources
Acquisitions
(net of cash acquired)
Proceeds from the disposal of assets/businesses, net

Form 10-Q	53

Dividends to shareholders

Cash flows
Cash and cash equivalents were $18.6 billion at the end of the fiscal second quarter of 2025 as compared with $24.1 billion at the end of fiscal year 2024. The primary sources and uses of cash that contributed to the $5.5 billion decrease were:

(Dollars In Billions)
24.1	Q4 2024 Cash and cash equivalents balance
8.1	net cash generated from operating activities
(18.6)	net cash used by investing activities
4.8	net cash from financing activities
0.2	effect of exchange rate changes on cash and cash equivalents
$18.6	Q2 2025 Cash and cash equivalents
In addition, the Company had $0.3 billion in marketable securities at the end of the fiscal second quarter of 2025 and $0.4 billion at the end of fiscal year 2024.
Cash flow from operations of $8.1 billion was the result of:

(Dollars In Billions)
$16.5	Net earnings
7.5	non-cash expenses and other adjustments primarily for depreciation and amortization, stock-based compensation, deferred tax provision, charge for in-process research and development assets and asset write-downs partially offset by the net gain on sale of assets/businesses
(2.9)	an increase in accounts receivable and inventories
(0.9)	a decrease in accounts payable and accrued liabilities
(6.2)	an increase in other current and non-current assets
(5.9)	a decrease in other current and non-current liabilities
$8.1	Net cash flows from operations
Cash flow used by investing activities of $18.6 billion was primarily from:

(Dollars In Billions)
$(1.8)	additions to property, plant and equipment
0.3	proceeds from the disposal of assets/businesses, net
(14.5)	acquisitions, net of cash acquired
(0.4)	acquired in-process research and development assets/related milestones
0.5	net sales of investments
(2.7)	credit support agreements activity, net
0.0	Other and rounding
$(18.6)	Net cash used by investing activities

Cash flow from financing activities of $4.8 billion was primarily from:

(Dollars In Billions)
$(6.1)	dividends to shareholders
(2.1)	repurchase of common stock
12.7	net proceeds from short and long term debt
0.6	proceeds from stock options exercised/employee withholding tax on stock awards, net
(0.3)	credit support agreements activity, net
0.0	Other and rounding
$4.8	Net cash from financing activities
The following table summarizes cash taxes paid net of refunds:

(Dollars in Millions)	June 29, 2025	December 29, 2024
Total U.S. (1)	3,710	4,156
Total Foreign	1,331	2,558
Total cash taxes paid net of refunds	5,041	6,714
(1)Represents Federal and State taxes and includes TCJA foreign undistributed earnings payments of $2.5 billion in 2025 and $2.0 billion in 2024
The Company has access to substantial sources of funds at numerous banks worldwide and has the ability to issue up to $20 billion in Commercial Paper. Furthermore, in June 2025, the Company secured a new 364-day Credit Facility of $10 billion (expiration on June 24, 2026) which may be used for general corporate purposes including to support our commercial paper borrowings. Interest charged on borrowings under the credit line agreement is based on either Secured Overnight Financing Rate (SOFR) Reference Rate or other applicable market rate as allowed plus applicable margins. Commitment fees under the agreement are not material.
As of June 29, 2025, the Company had cash, cash equivalents and marketable securities of approximately $18.9 billion and had approximately $50.8 billion of notes payable and long-term debt for a net debt position of $31.9 billion as compared to the prior year fiscal second quarter net debt position of $16.0 billion. In the fiscal first quarter of 2025, the Company issued senior unsecured notes for approximately $9.2 billion. For additional details on borrowings, see Note 4 to the Consolidated Financial Statements. The net proceeds from this offering were used to fund the Intra-Cellular Therapies, Inc. acquisition for approximately

Form 10-Q	55

$14.5 billion which closed on April 2, 2025, and for general corporate purposes. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs, including the Company’s remaining balance of approximately $4.0 billion related to talc matters, $3.0 billion related to the current portion of Corporate bonds due and the remaining approximately $1.1 billion to settle opioid litigation (See Note 11 to the Consolidated Financial Statements for additional details). In addition, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.
Dividends
On April 15, 2025, the Board of Directors declared a regular cash dividend of $1.30 per share, payable on June 10, 2025, to shareholders of record as of May 27, 2025.
On July 16, 2025, the Board of Directors declared a regular cash dividend of $1.30 per share, payable on September 9, 2025, to shareholders of record as of August 26, 2025. The Company expects to continue the practice of paying regular quarterly cash dividends.
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
Russia-Ukraine war
Although the long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time, the financial impact of the conflict in the fiscal second quarter of 2025, including accounts receivable or inventory reserves, was not material. As of the fiscal six months ending June 29, 2025, and the fiscal year ending December 29, 2024, the business of the Company’s Russian subsidiaries represented less than 1% of the Company’s consolidated assets and represented approximately 1% of revenues. The Company does not maintain Ukrainian subsidiaries.
In March of 2022, the Company took steps to suspend all advertising, enrollment in clinical trials, and any additional investment in Russia. The Company continues to supply products relied upon by patients for healthcare purposes.
Conflict in the Middle East
Although the long-term implications of the conflict in the Middle East are difficult to predict at this time, the financial impact of the conflict in the fiscal second quarter of 2025, including accounts receivable or inventory reserves, was not material. As of the fiscal six months ending June 29, 2025, and the fiscal year ending December 29, 2024, the business of the Company’s Israel subsidiaries represented less than 1% of both Company’s consolidated assets and revenues.
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

Form 10-Q	57

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
The following table provides information with respect to Common Stock purchases by the Company during the fiscal second quarter of 2025. Common stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company's compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal second quarter.

Fiscal Month Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 31, 2025 through April 27, 2025	—	—	—	—
April 28, 2025 through May 25, 2025	—	—	—	—
May 26, 2025 through June 29, 2025	—	—	—	—
Total	—	—	—	—
(1)During the fiscal second quarter of 2025, the Company did not repurchase any shares of Johnson & Johnson Common Stock in open-market transactions.

Form 10-Q	59

Item 5 — Other information
Securities trading plans of Directors and Executive Officers. During the fiscal second quarter of 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

Date: July 24, 2025

Date: July 24, 2025

JOHNSON & JOHNSON
(Registrant)

By	/s/ J. J. Wolk
J. J. Wolk, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

By	/s/ R. J. Decker Jr.
R. J. Decker Jr., Controller (Principal Accounting Officer)

Form 10-Q	61