Form 10-Q
period 2025-09-28
JOHNSON & JOHNSON
filed 2025-10-22
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 28, 2025

or

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
On October 17, 2025, 2,409,295,102 shares of Common Stock, $1.00 par value, were outstanding.

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
Risks related to the Company’s strategic initiatives, healthcare market trends and the planned separation of the Company's Orthopaedics Business
•Pricing pressures resulting from trends toward healthcare cost containment, including the continued consolidation among healthcare providers and other market participants, trends toward managed care, the shift toward governments increasingly becoming the primary payors of healthcare expenses, significant new entrants to the healthcare markets seeking to reduce costs and government pressure on companies to voluntarily reduce costs and price increases;
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
•The Company’s ability to satisfy the necessary conditions to consummate the planned separation of the Company’s Orthopaedics business on a timely basis or at all;
•The Company’s ability to successfully separate the Company’s Orthopaedics business and realize the anticipated benefits from the planned separation; and
•The structure of the separation transaction and the future operating and financial performance, market position and business strategy for each company.
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

Part I — Financial information
Item 1 — Financial statements
Johnson & Johnson and subsidiaries consolidated balance sheets
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	September 28, 2025	December 29, 2024
Assets
Current assets:
Cash and cash equivalents (Note 4)	$18,231	24,105
Marketable securities	331	417
Accounts receivable, trade, less allowances $176 (2024, $167)	17,611	14,842
Inventories (Note 2)	14,146	12,444
Prepaid expenses and other	4,292	4,085
Total current assets	54,611	55,893
Property, plant and equipment at cost	53,375	48,768
Less: accumulated depreciation	(31,037)	(28,250)
Property, plant and equipment, net	22,338	20,518
Intangible assets, net (Note 3)	48,737	37,618
Goodwill (Note 3)	48,048	44,200
Deferred taxes on income (Note 5)	6,666	10,461
Other assets	12,416	11,414
Total assets	$192,816	180,104
Liabilities and shareholders’ equity
Current liabilities:
Loans and notes payable	$6,387	5,983
Accounts payable	9,625	10,311
Accrued liabilities	7,601	8,549
Accrued rebates, returns and promotions	21,356	17,580
Accrued compensation and employee related obligations	3,972	4,126
Accrued taxes on income (Note 5)	1,928	3,772
Total current liabilities	50,869	50,321
Long-term debt (Note 4)	39,408	30,651
Deferred taxes on income (Note 5)	5,988	2,448
Employee related obligations (Note 6)	6,930	7,255
Long-term taxes payable (Note 5)	418	390
Other liabilities	9,926	17,549
Total liabilities	$113,539	108,614
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(15,237)	(11,741)
Retained earnings and Additional paid-in capital	167,281	155,791
Less: common stock held in treasury, at cost (713,648,000 and 712,921,000 shares)	75,887	75,680
Total shareholders’ equity	$79,277	71,490
Total liabilities and shareholders’ equity	$192,816	180,104
See Notes to Consolidated Financial Statements

Form 10-Q	1

Johnson & Johnson and subsidiaries consolidated statements of earnings
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Third Quarter Ended
	September 28, 2025	Percent to Sales	September 29, 2024	Percent to Sales
Sales to customers (Note 9)	$23,993	100.0%	$22,471	100.0%
Cost of products sold	7,303	30.4	6,963	31.0
Gross profit	16,690	69.6	15,508	69.0
Selling, marketing and administrative expenses	5,922	24.7	5,478	24.3
Research and development expense	3,672	15.3	4,952	22.0
Interest income	(227)	(0.9)	(292)	(1.3)
Interest expense, net of portion capitalized	245	1.0	193	0.9
Other (income) expense, net	(478)	(2.0)	1,798	8.0
Restructuring (Note 12)	63	0.3	41	0.2
Earnings before provision for taxes on income	7,493	31.2	3,338	14.9
Provision for taxes on income (Note 5)	2,341	9.7	644	2.9
Net earnings	$5,152	21.5%	$2,694	12.0%
Net earnings per share (Note 8)
Basic	$2.14		$1.12
Diluted	$2.12		$1.11
Avg. shares outstanding
Basic	2,408.3		2,407.2
Diluted	2,428.6		2,427.9
See Notes to Consolidated Financial Statements

Johnson & Johnson and subsidiaries consolidated statements of earnings
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Nine Months Ended
	September 28, 2025	Percent to Sales	September 29, 2024	Percent to Sales
Sales to customers (Note 9)	$69,629	100.0%	$66,301	100.0%
Cost of products sold	22,288	32.0	20,343	30.7
Gross profit	47,341	68.0	45,958	69.3
Selling, marketing and administrative expenses	16,923	24.3	16,416	24.8
Research and development expense	10,413	15.0	11,934	18.0
In-process research and development impairments	—	—	194	0.3
Interest income	(819)	(1.2)	(1,051)	(1.6)
Interest expense, net of portion capitalized	757	1.1	618	0.9
Other (income) expense, net	(7,692)	(11.1)	4,855	7.3
Restructuring (Note 12)	144	0.2	192	0.3
Earnings before provision for taxes on income	27,615	39.7	12,800	19.3
Provision for taxes on income (Note 5)	5,927	8.6	2,165	3.3
Net earnings	$21,688	31.1%	$10,635	16.0%
Net earnings per share (Note 8)
Basic	$9.01		$4.42
Diluted	$8.94		$4.38
Avg. shares outstanding
Basic	2,407.3		2,407.4
Diluted	2,424.8		2,429.5

See Notes to Consolidated Financial Statements

Form 10-Q	3

Johnson & Johnson and subsidiaries consolidated statements of comprehensive income
(Unaudited; Dollars in Millions)

	Fiscal Third Quarter Ended		Fiscal Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net earnings	$5,152	2,694	$21,688	10,635

Other comprehensive income (loss), net of tax
Foreign currency translation	(1,292)	(1,537)	(5,031)	197

Securities:
Unrealized holding gain (loss) arising during period	—	1	(1)	2
Net change	—	1	(1)	2

Employee benefit plans:
Prior service cost amortization during period	(35)	(40)	(106)	(90)
Gain (loss) amortization during period	82	49	238	160
Net change	47	9	132	70

Derivatives & hedges:
Unrealized gain (loss) arising during period	434	405	1,642	313
Reclassifications to earnings	(121)	(147)	(238)	(577)
Net change	313	258	1,404	(264)

Other comprehensive income (loss)	(932)	(1,269)	(3,496)	5

Comprehensive income	$4,220	1,425	$18,192	10,640

See Notes to Consolidated Financial Statements

The tax cost/(benefit) effects in other comprehensive income/(loss) for the fiscal third quarter were as follows for 2025 and 2024, respectively: Foreign Currency Translation: $1.1 billion and $735 million; Employee Benefit Plans: $8 million and $1 million; Derivatives & Hedges: $83 million and $69 million.

The tax cost/(benefit) effects in other comprehensive income/(loss) for the fiscal nine months were as follows for 2025 and 2024, respectively: Foreign Currency Translation: $2.3 billion and $51 million; Employee Benefit Plans: $29 million and $(40) million; Derivatives & Hedges: $373 million and $(70) million.

Johnson & Johnson and subsidiaries consolidated statements of equity
(Unaudited; Dollars in Millions)
Fiscal Third Quarter Ended September 28, 2025

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income (AOCI)	Common Stock Issued Amount	Treasury Stock Amount
Balance, June 29, 2025	$78,473	165,371	(14,305)	3,120	(75,713)
Net earnings	5,152	5,152	—	—	—
Cash dividends paid ($1.30 per share)	(3,132)	(3,132)	—	—	—
Employee compensation and stock option plans	1,620	(110)	—	—	1,730
Repurchase of common stock (including excise tax)	(1,904)	—	—	—	(1,904)
Other comprehensive income (loss), net of tax	(932)	—	(932)	—	—
Balance, September 28, 2025	$79,277	167,281	(15,237)	3,120	(75,887)

Fiscal Nine Months Ended September 28, 2025

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income (AOCI)	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 29, 2024	$71,490	155,791	(11,741)	3,120	(75,680)
Net earnings	21,688	21,688	—	—	—
Cash dividends paid ($3.84 per share)	(9,250)	(9,250)	—	—	—
Employee compensation and stock option plans	2,876	(948)	—	—	3,824
Repurchase of common stock (including excise tax)	(4,031)	—	—	—	(4,031)
Other comprehensive income (loss), net of tax	(3,496)	—	(3,496)	—	—
Balance, September 28, 2025	$79,277	167,281	(15,237)	3,120	(75,887)

Form 10-Q	5

Fiscal Third Quarter Ended September 29, 2024

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, June 30, 2024	$71,538	155,360	(11,253)	3,120	(75,689)
Net earnings	2,694	2,694	—	—	—
Cash dividends paid ($1.24 per share)	(2,985)	(2,985)	—	—	—
Employee compensation and stock option plans	717	110	—	—	607
Repurchase of common stock	(539)	—	—	—	(539)
Other	2	—	—	—	2
Other comprehensive income (loss), net of tax	(1,269)	—	(1,269)	—	—
Balance, September 29, 2024	$70,158	155,179	(12,522)	3,120	(75,619)

Fiscal Nine Months Ended September 29, 2024

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 31, 2023	$68,774	153,843	(12,527)	3,120	(75,662)
Net earnings	10,635	10,635	—	—	—
Cash dividends paid ($3.67 per share)	(8,839)	(8,839)	—	—	—
Employee compensation and stock option plans	1,732	(460)	—	—	2,192
Repurchase of common stock	(2,150)	—	—	—	(2,150)
Other	1	—	—	—	1
Other comprehensive income (loss), net of tax	5	—	5	—	—
Balance, September 29, 2024	$70,158	155,179	(12,522)	3,120	(75,619)

See Notes to Consolidated Financial Statements

Johnson & Johnson and subsidiaries consolidated statements of cash flows
(Unaudited; Dollars in Millions)

	Fiscal Nine Months Ended
	September 28, 2025	September 29, 2024
Cash flows from operating activities
Net earnings	$21,688	10,635
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	5,492	5,443
Stock based compensation	1,045	938
Asset write-downs	123	379
Charges for acquired in-process research and development assets	109	1,252
Net gain on sale of assets/businesses	(131)	(225)
Deferred tax provision	5,215	(2,167)
Credit losses and accounts receivable allowances	(6)	(11)
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(2,172)	(1,259)
Increase in inventories	(1,404)	(1,038)
Increase in accounts payable and accrued liabilities	1,111	2,713
(Increase)/Decrease in other current and non-current assets	(7,653)	949
Decrease in other current and non-current liabilities	(6,196)	(326)

Net cash flows from operating activities	17,221	17,283

Cash flows from investing activities
Additions to property, plant and equipment	(2,995)	(2,812)
Proceeds from the disposal of assets/businesses, net (Note 10)	408	623
Acquisitions, net of cash acquired (Note 10)	(14,459)	(15,145)
Acquired in-process research and development assets / related milestones (Note 10)	(385)	(1,250)
Purchases of investments	(677)	(1,464)
Sales of investments	1,442	2,172
Credit support agreements activity, net	(2,338)	699
Other (including capitalized licenses and milestones)	(99)	(102)

Net cash used for investing activities	(19,103)	(17,279)

Cash flows from financing activities
Dividends to shareholders	(9,250)	(8,839)
Repurchase of common stock	(4,029)	(2,150)
Proceeds from short-term debt, net	10,673	11,984
Repayment of short-term debt, net	(10,524)	(8,354)
Proceeds from long-term debt, net of issuance costs	9,138	6,660
Repayment of long-term debt	(1,755)	(804)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	1,831	714
Credit support agreements activity, net	(246)	5
Settlement of convertible debt acquired from Shockwave	—	(970)
Other	(8)	(38)

Net cash used for financing activities	(4,170)	(1,792)

Effect of exchange rate changes on cash and cash equivalents	178	(91)
Decrease in cash and cash equivalents	(5,874)	(1,879)
Cash and cash equivalents, beginning of period	24,105	21,859
Cash and cash equivalents, end of period	18,231	19,980
See Notes to Consolidated Financial Statements

Form 10-Q	7

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
Recently adopted accounting standards
There were no new material accounting standards adopted in the fiscal nine months of 2025.
Recently issued accounting standards
There were no new material accounting standards issued in the fiscal nine months of 2025.
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
Confirmed obligations under the program as of September 28, 2025, and December 29, 2024, were $0.6 billion and $0.8 billion, respectively. The obligations are presented as Accounts payable on the Consolidated Balance Sheets.

Note 2 — Inventories

(Dollars in Millions)	September 28, 2025	December 29, 2024
Raw materials and supplies	$2,552	2,337
Goods in process	3,763	2,815
Finished goods	7,831	7,292
Total inventories	$14,146	12,444

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

(Dollars in Millions)	September 28, 2025	December 29, 2024
Intangible assets with definite lives:
Patents and trademarks — gross	$54,026	44,695
Less accumulated amortization	(31,339)	(26,124)
Patents and trademarks — net	$22,687	18,571
Customer relationships and other intangibles — gross	21,179	20,310
Less accumulated amortization	(14,710)	(13,544)
Customer relationships and other intangibles — net(1)	$6,469	6,766
Intangible assets with indefinite lives:
Purchased in-process research and development	19,581	12,281
Total intangible assets — net	$48,737	37,618
(1)The majority is comprised of customer relationships
Goodwill as of September 28, 2025 was allocated by segment of business as follows:

(Dollars in Millions)	Innovative Medicine	MedTech	Total
Goodwill at December 29, 2024	$10,692	33,508	44,200
Goodwill, related to acquisitions	2,846	—	2,846
Goodwill, related to divestitures	—	(29)	(29)
Currency translation/Other	730	301	1,031
Goodwill at September 28, 2025	$14,268	33,780	48,048

The weighted average amortization period for patents and trademarks is approximately 13 years. The weighted average amortization period for customer relationships and other intangible assets is approximately 19 years. The amortization expense of amortizable intangible assets included in the cost of products sold was $1.0 billion and $1.2 billion for the fiscal third quarters ended September 28, 2025 and September 29, 2024, respectively. The amortization expense of amortizable intangible assets included in the cost of products sold was $3.4 billion for both the fiscal nine months ended September 28, 2025 and September 29, 2024, respectively.
The estimated amortization expense for approved products, before tax, for the five succeeding years is approximately:

(Dollars in Millions)
2025	2026	2027	2028	2029
$4,500	4,000	3,300	2,600	2,500
See Note 10 to the Consolidated Financial Statements for additional details related to acquisitions and divestitures.

Form 10-Q	9

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
The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. The Company maintains credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of September 28, 2025, the cumulative amount of cash collateral paid by the Company under the CSA amounted to $4.8 billion net, related to net investment and cash flow hedges. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of September 28, 2025, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $45.2 billion, $39.6 billion and $8.0 billion, respectively. As of December 29, 2024, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $45.1 billion, $40.5 billion and $9.0 billion, respectively.
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
As of September 28, 2025, the balance of deferred net loss on derivatives included in accumulated other comprehensive income was $0.3 billion after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts and net investment hedge contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives and hedges for the fiscal third quarters ended September 28, 2025 and September 29, 2024, net of tax:

	September 28, 2025					September 29, 2024
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	130	—	—	—	—	343	—
Derivatives designated as hedging instruments	—	—	—	(130)	—	—	—	—	(343)	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	47	—	—	—	—	35	—
Amount of gain or (loss) recognized in AOCI	—	—	—	47	—	—	—	—	35	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	1	19	(21)	—	(10)	1	44	—	—	(4)

Amount of gain or (loss) recognized in AOCI	(6)	100	2	—	—	—	(30)	(21)	—	1

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	85	—	—	—	—	72	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	291	—	—	—	—	420	—

Form 10-Q	11

The following table is a summary of the activity related to derivatives and hedges for the fiscal nine months ended September 28, 2025 and September 29, 2024, net of tax:

	September 28, 2025					September 29, 2024
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	370	—	—	—	—	298	—
Derivatives designated as hedging instruments	—	—	—	(370)	—	—	—	—	(298)	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	145	—	—	—	—	102	—
Amount of gain or (loss) recognized in AOCI	—	—	—	145	—	—	—	—	102	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	2	(103)	(36)	—	(13)	1	303	12	—	(3)

Amount of gain or (loss) recognized in AOCI	8	671	(106)	—	(40)	(1)	17	12	—	6

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	243	—	—	—	—	162	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	964	—	—	—	—	177	—

As of September 28, 2025, and December 29, 2024, the following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustment for fair value hedges:

Line item in the Consolidated Balance Sheet in which the hedged item is included	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Gain/ (Loss) Included in the Carrying Amount of the Hedged Liability
(Dollars in Millions)	September 28, 2025	December 29, 2024	September 28, 2025	December 29, 2024
Long-term Debt	$8,355	7,935	(652)	(1,132)

The following table is the effect of derivatives not designated as hedging instruments for the fiscal third quarters ended and fiscal nine months ended 2025 and 2024:

		Gain/(Loss) Recognized In Income on Derivative		Gain/(Loss) Recognized In Income on Derivative
(Dollars in Millions)	Location of Gain /(Loss) Recognized in Income on Derivative	Fiscal Third Quarter Ended		Fiscal Nine Months Ended
Derivatives Not Designated as Hedging Instruments		September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Foreign Exchange Contracts	Other (income) expense	$33	(21)	76	24

The following table is the effect of net investment hedges for the fiscal third quarters ended in 2025 and 2024:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	September 28, 2025	September 29, 2024		September 28, 2025	September 29, 2024
Debt	$—	(199)	Interest (income) expense	—	—
Cross Currency interest rate swaps	$123	(251)	Interest (income) expense	—	—

The following table is the effect of net investment hedges for the fiscal nine months ended in 2025 and 2024:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	September 28, 2025	September 29, 2024		September 28, 2025	September 29, 2024
Debt	$(1,119)	(69)	Interest (income) expense	—	—
Cross Currency interest rate swaps	$264	569	Interest (income) expense	—	—

Form 10-Q	13

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
The following table is a summary of the activity related to equity investments:

	December 29, 2024			September 28, 2025
(Dollars in Millions)	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	(Sales)/ Purchases/Other (2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value	$451	128	(6)	573	573

Equity Investments without readily determinable value	$773	211	(105)	879	879
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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of September 28, 2025 and December 29, 2024 were as follows:

	September 28, 2025				December 29, 2024
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	815	—	815	660
Interest rate contracts(2)	—	589	—	589	1,484
Total	—	1,404	—	1,404	2,144
Liabilities:
Forward foreign exchange contracts	—	370	—	370	794
Interest rate contracts(2)	—	5,695	—	5,695	3,753
Total	—	6,065	—	6,065	4,547
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	—	41	—	41	50
Liabilities:
Forward foreign exchange contracts	—	28	—	28	17
Other Investments:
Equity investments(3)	573	—	—	573	451
Debt securities(4)	—	3,825	—	3,825	7,216
Other Liabilities:
Contingent consideration(5)	$—	—	1,110	1,110	1,217

Gross to Net Derivative Reconciliation	September 28, 2025	December 29, 2024
(Dollars in Millions)
Total Gross Assets	$1,445	2,194
Credit Support Agreement (CSA)	(1,238)	(2,172)
Total Net Asset	207	22

Total Gross Liabilities	6,093	4,564
Credit Support Agreement (CSA)	(6,062)	(4,412)
Total Net Liabilities	$31	152

Summarized information about changes in liabilities for contingent consideration for the fiscal third quarters ended September 28, 2025 and September 29, 2024 is as follows:

	September 28, 2025	September 29, 2024
(Dollars in Millions)
Beginning Balance	$1,217	1,092
Changes in estimated fair value(6)	(57)	93
Additions	—	112
Payments	(50)	(75)
Ending Balance	$1,110	1,222
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
(5)Classified as non-current other liabilities.
(6)Ongoing fair value adjustment amounts are primarily recorded in Research and Development expense.
The Company's cash, cash equivalents and current marketable securities as of September 28, 2025 comprised:

(Dollars in Millions)	Carrying Amount	Unrealized Gain	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$3,097	—	3,097	3,097	—
U.S. reverse repurchase agreements	5,463	—	5,463	5,463	—
Money market funds	5,298	—	5,298	5,298	—
Time deposits(1)	879	—	879	879	—
Subtotal	14,737	—	14,737	14,737	—

U.S. Gov’t securities	3,368	—	3,368	3,354	14
Other sovereign securities	226	—	226	101	125
Corporate debt securities	231	—	231	39	192
Subtotal available for sale debt(2)	$3,825	—	3,825	3,494	331
Total cash, cash equivalents and current marketable securities	$18,562	—	18,562	18,231	331
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
The contractual maturities of the available for sale securities as of September 28, 2025 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$3,806	3,806
Due after one year through five years	19	19
Due after five years through ten years	—	—
Total debt securities	$3,825	3,825

Financial instruments not measured at fair value
The following financial liabilities are held at carrying amount on the consolidated balance sheet as of September 28, 2025:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities

Current Debt	$6,387	6,373

Non-Current Debt
2.95% Notes due 2027	969	989
0.95% Notes due 2027	1,498	1,426
4.50% Notes due 2027(1)	749	760
2.90% Notes due 2028	1,498	1,473
1.150% Notes due 2028 (750MM Euro 1.1704)	875	848
4.55% Notes due 2028(1)	748	764
4.80% Notes due 2029	1,146	1,185
6.95% Notes due 2029	299	333
2.70% Notes due 2029 (600MM Euro 1.1704)(1)	701	707
1.30% Notes due 2030	1,694	1,546
4.70% Notes due 2030(1)	996	1,030
4.90% Notes due 2031	1,146	1,198
3.20% Notes due 2032 (700MM Euro 1.1704)	816	832
4.85% Notes due 2032(1)	1,243	1,297
4.95% Notes due 2033	499	521
4.375% Notes due 2033	853	859
3.050% Notes due 2033 ( 700MM Euro 1.1704)(1)	817	822
4.95% Notes due 2034	847	892
1.650% Notes due 2035 (1.5B Euro 1.1704)	1,745	1,525
5.00% Notes due 2035(1)	1,244	1,297
3.35% Notes due 2036 (800MM Euro 1.1704)	931	933
3.587% Notes due 2036	923	914
5.95% Notes due 2037	995	1,116
3.625% Notes due 2037	1,414	1,359
3.350% Notes due 2037 (1.0B Euro 1.1704)(1)	1,168	1,156
3.40% Notes due 2038	994	877
5.85% Notes due 2038	697	774
4.50% Notes due 2040	542	532
2.10% Notes due 2040	903	703
4.85% Notes due 2041	298	299
4.50% Notes due 2043	496	472
3.55% Notes due 2044 (1.0B Euro 1.1704)	1,160	1,127
3.60% Notes due 2045 (700MM Euro 1.1704)(1)	814	787
3.73% Notes due 2046	1,979	1,637
3.75% Notes due 2047	884	814
3.50% Notes due 2048	744	582
2.25% Notes due 2050	870	602
5.25% Notes due 2054	843	865

Form 10-Q	17

3.70% Notes due 2055 (1.0B Euro 1.1704)(1)	1,164	1,094
2.45% Notes due 2060	1,120	709
Other	86	85
Total Non-Current Debt	$39,408	37,741
(1) In the fiscal first quarter of 2025, the Company issued senior unsecured notes for approximately $9.2 billion. The net proceeds from this offering were used to fund the Intra-Cellular Therapies, Inc. acquisition which closed on April 2, 2025, and for general corporate purposes.
The weighted average effective interest rate on non-current debt is 3.56%.
The excess of the carrying value over the estimated fair value of debt was $2.0 billion at December 29, 2024.
Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.
The current debt balance as of September 28, 2025, includes $4.4 billion of commercial paper which has a weighted average interest rate of 4.10% and a weighted average maturity of approximately two months.

Note 5 — Income taxes
The worldwide effective income tax rates for the fiscal nine months of 2025 and 2024 were 21.5% and 16.9%, respectively.
The increase in the worldwide effective tax rate is primarily due to the United States enacting into law on July 4, 2025, the One Big Beautiful Bill Act (OBBBA). The OBBBA includes provisions modifying the corporate income tax code, including the immediate expensing of domestic research and development expenditures for tax purposes, 100% bonus depreciation for qualified assets, and an increase in the statutory tax rate on foreign earnings from 10.5% to 12.6%. The law also renamed the provision for taxes on foreign earnings from Global Intangible Low-Taxed Income (GILTI) to Net Controlled Foreign Corporation (CFC) Tested Income (NCTI). The Company has elected to account for GILTI, now NCTI, under the deferred method. As a result, in the fiscal third quarter the Company remeasured its deferred tax balances related to NCTI for the changes in the tax rate and recorded a one-time re-measurement cost of approximately $1.0 billion.
The Company’s 2025 effective tax rate was also unfavorably impacted by more income in higher tax jurisdictions, specifically in the U.S. In the fiscal nine months of 2025, the Company reversed previously accrued reserves of approximately $7.0 billion for the Talc settlement proposal versus a charge of $5.1 billion recorded in the fiscal nine months of 2024 for the Talc settlement proposal. Both were recorded at an effective rate for U.S. federal and state tax of approximately 22% (for further information see Note 11 to the Consolidated Financial Statements). In the fiscal nine months of 2025, the effective tax rate had offsetting tax rate benefits primarily from changes in uncertain international tax positions due to expiration of statute of limitations.
As of September 28, 2025, the Company had approximately $2.2 billion of liabilities from unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of jurisdictions. With respect to the United States, the Internal Revenue Service has completed its audit for the tax years through 2016 and has commenced the audit for tax years 2017 through 2020.
In other major jurisdictions where the Company conducts business, the years that remain open to tax audit go back to the year 2013. The Company believes it is possible that tax audits may be completed over the next twelve months by taxing authorities in some jurisdictions outside of the United States.

Note 6 — Pensions and other benefit plans
Components of net periodic benefit cost
Net periodic benefit costs for the Company’s defined benefit retirement plans and other benefit plans include the following components:

	Fiscal Third Quarter Ended				Fiscal Nine Months Ended
	Retirement Plans		Other Benefit Plans		Retirement Plans		Other Benefit Plans
(Dollars in Millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Service cost	$223	225	72	69	656	671	216	207
Interest cost	358	351	54	53	1,065	1,054	161	157
Expected return on plan assets	(604)	(643)	(2)	(2)	(1,790)	(1,924)	(5)	(5)
Amortization of prior service cost/(credit)	(46)	(46)	—	—	(138)	(138)	(1)	(1)
Recognized actuarial (gains)/losses	86	43	16	13	254	130	47	39
Curtailments and settlements	—	6	—	—	1	(2)	—	—
Net periodic benefit cost/(credit)	$17	(64)	140	133	48	(209)	418	397
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
Company contributions
For the fiscal nine months ended September 28, 2025, the Company contributed $101 million and $11 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

Form 10-Q	19

Note 7 — Accumulated other comprehensive income
Components of other comprehensive income/(loss) consist of the following:

(Dollars in Millions)	Foreign Currency Translation	Gain/ (Loss) On Securities	Employee Benefit Plans	Gain/ (Loss) On Derivatives & Hedges	Total Accumulated Other Comprehensive Income/(Loss)

December 29, 2024	$(8,441)	1	(1,551)	(1,750)	(11,741)
Net change	(5,031)	(1)	132	1,404	(3,496)
September 28, 2025	(13,472)	0	(1,419)	(346)	(15,237)
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

Note 8 — Earnings per share
The following is a reconciliation of basic net earnings per share to diluted net earnings per share:

	Fiscal Third Quarter Ended		Fiscal Nine Months Ended
(Shares in Millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Basic net earnings per share	$2.14	1.12	9.01	4.42
Average shares outstanding — basic	2,408.3	2,407.2	2,407.3	2,407.4
Potential shares exercisable under stock option plans	124.3	89.1	89.3	78.8
Less: shares which could be repurchased under treasury stock method	(104.0)	(68.4)	(71.8)	(56.7)
Average shares outstanding — diluted	2,428.6	2,427.9	2,424.8	2,429.5
Diluted net earnings per share	$2.12	1.11	8.94	4.38

(Shares in Millions)
The diluted net earnings per share calculation excluded the following number of shares related to stock options, as the exercise price of these options was greater than the average market value of the Company’s stock.	0.0	43.0	38.8	54.2

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
Sales by segment of business

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	September 28, 2025	September 29, 2024	Percent Change	September 28, 2025	September 29, 2024	Percent Change

INNOVATIVE MEDICINE
Oncology
U.S.	$3,468	2,816	23.2%	$9,866	7,835	25.9%
International	3,060	2,565	19.3	8,652	7,450	16.1
Worldwide	6,529	5,380	21.3	18,519	15,284	21.2
CARVYKTI
U.S.	396	258	53.3	1,072	565	89.6
International	128	27	*	260	63	*
Worldwide	524	286	83.5	1,332	629	*
DARZALEX
U.S.	2,088	1,684	24.0	5,934	4,789	23.9
International	1,584	1,332	18.9	4,514	3,797	18.9
Worldwide	3,672	3,016	21.7	10,448	8,586	21.7
ERLEADA
U.S.	378	337	12.3	1,048	940	11.5
International	558	453	23.0	1,567	1,275	22.9
Worldwide	936	790	18.4	2,615	2,215	18.0
IMBRUVICA
U.S.	211	259	(18.3)	685	770	(11.0)
International	483	494	(2.3)	1,453	1,537	(5.4)
Worldwide	695	753	(7.8)	2,139	2,307	(7.3)
RYBREVANT/ LAZCLUZE(1)
U.S.	136	68	99.7	388	156	*
International	61	21	*	130	49	*
Worldwide	198	89	*	518	205	*
TALVEY
U.S.	85	64	34.2	235	173	35.8
International	37	12	*	79	29	*
Worldwide	122	75	60.8	314	202	55.3
TECVAYLI
U.S.	115	105	9.3	334	310	7.5
International	62	30	*	160	93	73.0
Worldwide	177	135	31.3	494	403	22.6

Form 10-Q	21

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	September 28, 2025	September 29, 2024	Percent Change	September 28, 2025	September 29, 2024	Percent Change
ZYTIGA / abiraterone acetate
U.S.	5	5	(25.0)	18	25	(30.4)
International	108	144	(25.1)	365	470	(22.3)
Worldwide	113	150	(25.1)	383	496	(22.8)
OTHER ONCOLOGY
U.S.	56	36	54.6	153	106	44.8
International	39	50	(22.2)	123	136	(9.7)
Worldwide	94	86	9.7	276	242	14.0
Immunology
U.S.	2,676	3,068	(12.8)	7,377	8,499	(13.2)
International	1,493	1,552	(3.9)	4,492	5,090	(11.8)
Worldwide	4,168	4,621	(9.8)	11,868	13,590	(12.7)
REMICADE
U.S.	326	281	16.2	923	778	18.7
U.S. Exports	19	27	(30.9)	63	89	(29.6)
International	132	112	17.7	413	380	8.6
Worldwide	476	419	13.6	1,398	1,246	12.2
SIMPONI / SIMPONI ARIA
U.S.	309	299	3.6	906	820	10.5
International	377	218	73.0	1,130	787	43.5
Worldwide	687	516	32.9	2,036	1,607	26.7
STELARA
U.S.	1,022	1,770	(42.3)	3,081	5,021	(38.6)
International	549	906	(39.4)	1,768	2,991	(40.9)
Worldwide	1,570	2,676	(41.3)	4,848	8,012	(39.5)
TREMFYA
U.S.	989	691	43.1	2,384	1,789	33.3
International	434	316	37.4	1,181	932	26.7
Worldwide	1,424	1,007	41.3	3,566	2,721	31.0
OTHER IMMUNOLOGY
U.S.	12	1	*	21	3	*
International	0	0	—	0	0	—
Worldwide	12	1	*	21	3	*
Neuroscience
U.S.	1,367	1,094	25.0	3,712	3,250	14.2
International	658	662	(0.7)	2,011	2,090	(3.8)
Worldwide	2,024	1,755	15.3	5,722	5,340	7.2
CAPLYTA(2)
U.S.	240	—	*	451	—	*
International	—	—	—	—	—	—
Worldwide	240	—	*	451	—	*

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	September 28, 2025	September 29, 2024	Percent Change	September 28, 2025	September 29, 2024	Percent Change
CONCERTA / methylphenidate
U.S.	14	26	(49.2)	76	101	(24.9)
International	127	117	9.0	376	382	(1.4)
Worldwide	140	142	(1.4)	452	482	(6.3)
INVEGA SUSTENNA / XEPLION / INVEGA TRINZA / TREVICTA
U.S.	664	780	(14.9)	2,021	2,329	(13.2)
International	267	269	(0.9)	804	830	(3.1)
Worldwide	929	1,049	(11.3)	2,824	3,159	(10.6)
SPRAVATO
U.S.	405	243	67.1	1,047	660	58.7
International	53	42	28.9	146	120	21.9
Worldwide	459	284	61.5	1,193	780	53.0
OTHER NEUROSCIENCE
U.S.	46	46	0.4	119	161	(26.4)
International	210	235	(10.7)	684	759	(9.8)
Worldwide	256	281	(8.9)	803	920	(12.7)
Pulmonary Hypertension
U.S.	815	815	(0.1)	2,358	2,324	1.5
International	300	287	4.8	895	866	3.4
Worldwide	1,115	1,102	1.1	3,253	3,190	2.0
OPSUMIT/OPSYNVI
U.S.	409	417	(1.6)	1,175	1,149	2.3
International	168	166	1.1	507	506	0.2
Worldwide	578	583	(0.8)	1,682	1,655	1.7
UPTRAVI
U.S.	392	379	3.5	1,139	1,120	1.7
International	92	80	15.2	272	232	17.0
Worldwide	484	458	5.6	1,411	1,352	4.3
OTHER PULMONARY HYPERTENSION
U.S.	13	21	(36.5)	44	56	(21.5)
International	39	39	(1.0)	116	127	(8.9)
Worldwide	53	60	(13.1)	160	183	(12.7)
Infectious Diseases
U.S.	326	365	(10.5)	961	1,023	(6.0)
International	501	471	6.4	1,472	1,599	(7.9)
Worldwide	829	836	(0.9)	2,434	2,622	(7.2)
EDURANT / rilpivirine
U.S.	7	8	(7.9)	21	24	(11.8)
International	378	323	16.9	1,082	926	16.8
Worldwide	385	330	16.4	1,103	950	16.1

Form 10-Q	23

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	September 28, 2025	September 29, 2024	Percent Change	September 28, 2025	September 29, 2024	Percent Change
PREZISTA / PREZCOBIX / REZOLSTA / SYMTUZA
U.S.	315	355	(11.0)	932	990	(5.8)
International	81	94	(13.6)	264	315	(16.1)
Worldwide	397	449	(11.6)	1,196	1,305	(8.3)
OTHER INFECTIOUS DISEASES
U.S.	4	3	57.3	8	10	(11.0)
International	42	54	(21.2)	126	358	(64.7)
Worldwide	47	56	(17.5)	135	367	(63.3)
Cardiovascular / Metabolism / Other
U.S.	750	713	5.3	2,381	2,061	15.5
International	149	170	(13.1)	461	543	(15.2)
Worldwide	899	884	1.7	2,842	2,605	9.1
XARELTO
U.S.	635	592	7.4	1,946	1,697	14.7
International	—	—	—	—	—	—
Worldwide	635	592	7.4	1,946	1,697	14.7
OTHER
U.S.	115	121	(5.2)	435	364	19.4
International	149	170	(13.1)	461	543	(15.2)
Worldwide	264	292	(9.8)	896	908	(1.3)

TOTAL INNOVATIVE MEDICINE
U.S.	9,402	8,871	6.0	26,655	24,993	6.7
International	6,161	5,709	7.9	17,983	17,639	1.9
Worldwide	15,563	14,580	6.8	44,638	42,632	4.7

MEDTECH
Cardiovascular
U.S.	1,306	1,148	13.8	3,931	3,292	19.4
International	908	819	10.8	2,698	2,353	14.6
Worldwide	2,213	1,966	12.6	6,629	5,645	17.4
ELECTROPHYSIOLOGY
U.S.	720	660	9.1	2,145	2,057	4.3
International	698	619	12.6	2,064	1,889	9.2
Worldwide	1,418	1,279	10.8	4,209	3,946	6.7
ABIOMED
U.S.	336	293	14.5	1,035	905	14.3
International	86	68	26.8	256	207	23.9
Worldwide	423	362	16.8	1,291	1,112	16.1
SHOCKWAVE(3)
U.S.	220	163	34.4	659	240	*
International	59	66	(11.2)	169	66	*
Worldwide	278	229	21.2	828	306	*

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	September 28, 2025	September 29, 2024	Percent Change	September 28, 2025	September 29, 2024	Percent Change
OTHER CARDIOVASCULAR
U.S.	30	30	0.0	93	89	4.2
International	65	66	(1.0)	209	192	9.0
Worldwide	95	96	(0.7)	302	281	7.5
Orthopaedics
U.S.	1,396	1,359	2.7	4,200	4,229	(0.7)
International	878	832	5.6	2,620	2,614	0.3
Worldwide	2,274	2,191	3.8	6,820	6,843	(0.3)
HIPS
U.S.	262	250	4.7	796	785	1.3
International	144	131	9.7	440	435	1.2
Worldwide	405	381	6.4	1,235	1,220	1.3
KNEES
U.S.	216	212	2.1	673	684	(1.5)
International	160	140	14.3	482	463	4.0
Worldwide	377	352	7.0	1,155	1,147	0.7
TRAUMA
U.S.	512	497	3.0	1,515	1,499	1.1
International	281	265	6.4	818	786	4.1
Worldwide	793	761	4.2	2,333	2,285	2.1
SPINE, SPORTS & OTHER
U.S.	406	400	1.3	1,216	1,262	(3.7)
International	293	296	(1.1)	881	930	(5.3)
Worldwide	698	696	0.3	2,096	2,191	(4.3)
Surgery
U.S.	1,031	983	4.9	3,076	2,965	3.8
International	1,511	1,451	4.1	4,417	4,373	1.0
Worldwide	2,542	2,434	4.4	7,493	7,338	2.1
ADVANCED
U.S.	477	448	6.2	1,411	1,360	3.7
International	688	661	4.2	1,991	1,977	0.7
Worldwide	1,165	1,109	5.0	3,402	3,337	1.9
GENERAL
U.S.	555	535	3.8	1,666	1,605	3.8
International	823	791	4.0	2,426	2,397	1.2
Worldwide	1,378	1,325	3.9	4,092	4,001	2.3
Vision
U.S.	571	549	4.2	1,694	1,619	4.7
International	828	751	10.2	2,354	2,224	5.8
Worldwide	1,400	1,300	7.7	4,048	3,843	5.3

Form 10-Q	25

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	September 28, 2025	September 29, 2024	Percent Change	September 28, 2025	September 29, 2024	Percent Change
CONTACT LENSES / OTHER
U.S.	456	441	3.5	1,337	1,288	3.8
International	562	527	6.6	1,565	1,508	3.8
Worldwide	1,018	968	5.2	2,902	2,796	3.8
SURGICAL
U.S.	116	108	7.0	358	331	8.0
International	266	225	18.7	789	717	10.1
Worldwide	383	333	14.9	1,147	1,048	9.4

TOTAL MEDTECH
U.S.	4,306	4,038	6.6	12,902	12,105	6.6
International	4,124	3,853	7.0	12,089	11,564	4.5
Worldwide	8,430	7,891	6.8	24,991	23,669	5.6

WORLDWIDE
U.S.	13,708	12,909	6.2	39,557	37,098	6.6
International	10,285	9,562	7.6	30,072	29,203	3.0
Worldwide	$23,993	22,471	6.8%	$69,629	66,301	5.0%
*    Percentage greater than 100% or not meaningful
(1) Includes the sales of RYBREVANT and RYBREVANT + LAZCLUZE
(2) Acquired with the Intra-Cellular Therapies acquisition on April 2, 2025
(3) Due to the timing of the integration of the US and foreign affiliates in the year of acquisition (2024), prior quarter (Q3 2024) Shockwave International revenue includes approximately $20 million of sales that should be reflected in the U.S. business. Year-to-date and total Shockwave sales are not impacted, and the amount was immaterial to recast prior year reporting

Subsequent to the quarter, on October 14, 2025, the Company announced its intention to separate its Orthopaedics business. The Company intends to explore multiple paths to effect the planned separation with a targeted completion within 18 to 24 months after the initial announcement.

Segment income before tax

	Fiscal Third Quarter Ended
(Dollars in Millions)	September 28, 2025			September 29, 2024
	Innovative Medicine(1)	MedTech(2)	Total	Innovative Medicine(1)	MedTech(2)	Total
Sales to customers	$15,563	8,430		14,580	7,891
Cost of products sold	3,672	3,612		3,549	3,381
Selling, marketing and administrative	2,869	2,801		2,491	2,723
Research and development expense	2,944	728		4,213	739
Other segment items (3)	(368)	2		(155)	(11)
Segment income before tax	$6,446	1,287	7,733	4,482	1,059	5,541
(Income)/Expense not allocated to segments (4)			240			2,203
Earnings before provision for taxes on income			$7,493			$3,338

	Fiscal Nine Months Ended
Sales to customers	$44,638	24,991		42,632	23,669
Cost of products sold	11,670	10,576		10,522	9,749
Selling, marketing and administrative	7,919	8,319		7,594	7,976
Research and development expense	8,361	2,052		9,831	2,103
Other segment items (3)	(520)	132		(225)	173
Segment income before tax	$17,208	3,912	21,120	14,910	3,668	18,578
(Income)/Expense not allocated to segments (4)			(6,495)			5,778
Earnings before provision for taxes on income			$27,615			$12,800
(1) Innovative Medicine includes:
•Intangible amortization expense of $0.6 billion and $0.7 billion in the fiscal third quarter of 2025 and 2024, respectively. Intangible amortization expense of $2.0 billion and $2.1 billion in the fiscal nine months of 2025 and 2024, respectively.
•Acquisition and integration related expense of $0.1 billion and $0.3 billion in the fiscal third quarter and fiscal nine months of 2025, respectively, primarily related to the Intra-Cellular acquisition.
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
•An In-process research and development impairment of $0.2 billion in the fiscal nine months of 2024 associated with the M710 (biosimilar) asset acquired from Momenta in 2020.
•A restructuring related charge of $0.1 billion in the fiscal nine months of 2024.
(2)    MedTech includes:
•Intangible amortization expense of $0.5 billion in both the fiscal third quarter of 2025 and 2024. Intangible amortization expense of $1.4 billion and $1.3 billion in the fiscal nine months of 2025 and 2024, respectively.
•Acquisition and integration related net expense of $0.1 billion and $0.2 billion in the fiscal third quarter and fiscal nine months of 2025, respectively. Acquisition and integration related expense of $0.3 billion and $0.9 billion, in the fiscal third quarter and fiscal nine months of 2024, respectively, primarily driven by the Shockwave acquisition.
•A gain on the sale of securities of $0.2 billion in the fiscal third quarter and fiscal nine months of 2025
•A gain of $0.2 billion related to the Acclarent divestiture in the fiscal nine months of 2024.
•A restructuring related charge of $0.2 billion and $0.3 billion in both the fiscal third quarter and fiscal nine months of 2025. A restructuring related charge of $0.1 billion in the fiscal nine months of 2024. Refer to Note 12 for additional details.

Form 10-Q	27

(3)    Other segment expenses for each reportable segment include charges related to other income and expense, restructuring activities and impairment charges related to in-process research and development.
(4) Amounts not allocated to segments include interest (income)/expense and general corporate (income)/expense. The fiscal nine months of 2025 includes the reversal of approximately $7.0 billion, a significant portion of the previously accrued talc reserve. The fiscal third quarter and fiscal nine months of 2024 includes charges for talc matters of $2.0 billion and $5.1 billion, respectively. For additional details related to talc refer to Note 11 to the Consolidated Financial Statements. The fiscal nine months of 2024 includes a loss of approximately $0.4 billion related to the debt to equity exchange of the Company's remaining shares of Kenvue Common Stock.

	Identifiable Assets
(Dollars in Millions)	September 28, 2025	December 29, 2024
Innovative Medicine	$74,422	57,070
MedTech	86,502	84,322
Total	160,924	141,392
General corporate (1)	31,892	38,712
Worldwide total	$192,816	180,104
(1)General corporate includes cash, cash equivalents, marketable securities and other corporate assets.

	Additions to Property, Plant & Equipment		Depreciation and Amortization
	Fiscal Nine Months Ended
(Dollars in Millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Innovative Medicine	$1,166	971	$2,757	2,793
MedTech	1,674	1,629	2,564	2,370
Segments total	2,840	2,600	5,321	5,163
General corporate	155	212	171	280
Worldwide total	$2,995	2,812	$5,492	5,443

Sales by geographic area

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	September 28, 2025	September 29, 2024	Percent Change	September 28, 2025	September 29, 2024	Percent Change
United States	$13,708	12,909	6.2%	$39,557	37,098	6.6%
Europe	5,440	4,914	10.7	15,937	15,291	4.2
Western Hemisphere, excluding U.S.	1,231	1,173	4.9	3,604	3,579	0.7
Asia-Pacific, Africa	3,614	3,475	4.0	10,531	10,333	1.9
Total	$23,993	22,471	6.8%	$69,629	66,301	5.0%

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

The Company acquired all the outstanding shares of Intra-Cellular’s common stock for $132.00 per share in an all-cash merger transaction for total consideration transferred of $14.5 billion. The acquisition was accounted for as a business combination and the results of operations and goodwill are included in the Innovative Medicine segment as of the acquisition date. In addition, acquisition-related costs before tax incurred during the fiscal nine months of 2025 were $0.3 billion, of which $0.1 billion related to post-closing compensation expense due to the acceleration of equity awards and were recorded to Other (income) expense, net.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date and is based on the best estimate of management, which is subject to change within the measurement period. As of the fiscal quarter ended September 28, 2025, there have been no material measurement period adjustments.

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
(1) The estimated fair values of the intangible assets acquired were determined using the multi-period excess earnings method. The amortizable intangible asset relates to the currently marketed product, CAPLYTA, which has an estimated useful life of 8 years. The acquired in-process research and development includes two assets, one related to certain unapproved indications of lumateperone and another related to a compound being studied to treat psychosis and agitation in patients with Alzheimer’s disease and generalized anxiety disorder. The fair value of the in-process research and development assets were calculated assuming a discount rate of 11.5% and 12.5%, respectively. Additionally, the cash flow projections assumed a probability of success factor of 95% and approximately 34%-50% (depending on indication being studied), respectively.

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

Form 10-Q	29

primarily non-amortizable intangible assets, inclusive of purchased in-process-research and development (IPR&D), for $0.9 billion, goodwill for $0.3 billion, and liabilities assumed of $0.3 billion, including $0.1 billion of contingent consideration. The goodwill is not deductible for tax purposes. Acquisition related costs before tax for the fiscal nine months of 2025 are not material.

On May 31, 2024, the Company acquired all the outstanding shares of Shockwave Medical Inc. (SWAV), a leading, first-to-market provider of innovative intravascular lithotripsy (IVL) technology for the treatment of calcified coronary artery disease (CAD) and peripheral artery disease (PAD), in an all-cash merger transaction for total consideration of $12.6 billion, ($11.5 billion, net of cash acquired). The results of operations were included in the MedTech segment as of the acquisition date. The fair value of the acquisition was allocated to assets acquired of $14.4 billion primarily amortizable intangible assets of $5.3 billion, purchased IPR&D of $0.6 billion, goodwill for $7.6 billion, $0.5 billion of inventory and $0.4 billion of other assets, and liabilities assumed of $2.9 billion. The goodwill is not deductible for tax purposes. Acquisition related costs before tax were not material for the fiscal nine months of 2025 and were $0.7 billion for the fiscal nine months of 2024.

On March 7, 2024, the Company completed the acquisition of Ambrx Biopharma, Inc., (Ambrx), a clinical-stage biopharmaceutical company with a proprietary synthetic biology technology platform to design and develop next-generation antibody drug conjugates (ADCs), in an all-cash merger transaction for a total consideration of approximately $1.8 billion net of cash acquired. The results of operations were included in the Innovative Medicine segment as of the acquisition date. The fair value of the acquisition was allocated to assets acquired of $2.3 billion, primarily non-amortizable intangible assets, inclusive of purchased IPR&D, for $1.9 billion, goodwill for $0.3 billion and liabilities assumed of $0.5 billion. The goodwill is not deductible for tax purposes. Acquisition related costs before tax for the fiscal nine months of 2025 and 2024 were not material.

Asset acquisitions
There were no material asset acquisitions in the fiscal nine months of 2025.

On July 11, 2024, the Company completed the acquisition of Yellow Jersey, a demerged subsidiary of Numab Therapeutics AG, to secure the global rights to NM26, a novel, investigational first-in-class bispecific antibody targeting two clinically proven pathways in atopic dermatitis (AD), in an all-cash transaction for approximately $1.25 billion. The Company recorded an in-process research and development IPR&D charge of approximately $1.25 billion, and the results of operations are included in the Innovative Medicine segment as of the acquisition date.
Divestitures
There were no material divestitures in the fiscal nine months of 2025.

In the fiscal nine months of 2024, the Company completed the divestitures of Acclarent resulting in approximately $0.3 billion in proceeds and the divestiture of Ponvory outside of the U.S. resulting in approximately $0.2 billion in proceeds.

Note 11 — Legal proceedings
Johnson & Johnson and certain of its subsidiaries are involved in various lawsuits and claims regarding product liability; intellectual property; commercial; indemnification and other matters; governmental investigations; and other legal proceedings that arise from time to time in the ordinary course of their business.
The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. As of September 28, 2025, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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
In talc cases that have gone to trial, the Company has obtained a number of defense verdicts, but there also have been verdicts against the Company, many of which have been reversed on appeal. In June 2020, the Missouri Court of Appeals reversed in part and affirmed in part a July 2018 verdict of $4.7 billion in Ingham v. Johnson & Johnson, et al., No. ED 207476 (Mo. App.), reducing the overall award to $2.1 billion. An application for transfer of the case to the Missouri Supreme Court was subsequently denied, and in June 2021, a petition for certiorari, seeking a review of the Ingham decision by the United States Supreme Court, was denied. In June 2021, the Company paid the award, which, including interest, totaled approximately $2.5 billion. The facts and circumstances, including the terms of the award, were unique to the Ingham decision and not representative of other claims brought against the Company. The Company continues to believe that it has strong legal grounds to contest all the talc verdicts that it has appealed. Notwithstanding the Company’s confidence in the safety of its talc products, in certain circumstances the Company has settled cases.
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

Form 10-Q	31

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
While the Company had resolved 95% of the mesothelioma lawsuits filed to date as of August 2024, cases continue to be filed. Trial activity has continued in various state courts.
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
On March 31, 2025, the Texas Bankruptcy Court issued an order dismissing the case (the Texas dismissal) and, as a result, the Company reversed substantially all, or approximately $7 billion, from amounts previously reserved for the bankruptcy resolution. As of the third quarter 2025, the total present value of the reserve is approximately $3.8 billion, comprising previously executed settlement agreements, litigation defense and other costs. Approximately one-third of the reserve is recorded as a current liability.
After the Texas dismissal, the Company announced it would not appeal the decision and returned to the tort system to litigate the talc claims and defend the safety of its products. Courts have been holding scheduling conferences and the Company is preparing to start bellwether trials in consolidated proceedings in the California JCCP in November 2025 and in the New Jersey MCL in January 2026. Additionally, ovarian cancer trials are being scheduled in various state courts throughout 2026 and beyond. In the MDL, the Court is addressing the Company's Daubert motions, which are expected to be decided by the first quarter of 2026.
In February 2019, the Company’s talc supplier, Imerys Talc America, Inc., and two of its affiliates, Imerys Talc Vermont, Inc. and Imerys Talc Canada, Inc. (collectively, Imerys), filed a voluntary petition for relief under Chapter 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (Imerys Bankruptcy) seeking indemnification from the Company and rights to joint insurance proceeds.
In February 2021, Cyprus Mines Corporation (Cyprus), which had owned certain Imerys talc mines, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Delaware Bankruptcy Court and filed its Disclosure Statement and Plan (the Cyprus Plan) also asserting claims for indemnity against the Company arising out of personal injury claims.
In July 2024, the Company, Imerys, and Cyprus and certain of their affiliates (including their parent entities), and the tort claimants' committees and future claimants' representatives appointed in the Imerys debtors' and Cyprus debtors' respective Chapter 11 cases entered into a global settlement agreement (the Imerys Settlement Agreement) to resolve the parties' ongoing disputes, including disputes raised in the Imerys and Cyprus bankruptcies. In October 2024, the Delaware Bankruptcy Court entered an order approving the Imerys Settlement Agreement (the Settlement Order).
Certain insurers have appealed the Settlement Order and sought a stay of the Settlement Order pending appeal, which the Delaware Bankruptcy Court denied in January 2025. The insurers then sought a stay of the Settlement Order in the District Court for the District of Delaware, which also was denied. The insurers then appealed the denial of their request for a stay of the Settlement Order to the Third Circuit Court of Appeals. In August 2025, the District Court denied the insurers' appeal of the Settlement Order. The insurers have appealed that decision to the Third Circuit. Both appeals are pending.
In January 2025, Imerys and Cyprus each filed a certification of voting results, indicating that their respective Chapter 11 plans had been accepted by each voting class of talc claimants. A joint confirmation hearing for the plans began in April 2025 but was continued, at the request of Imerys and Cyprus, after issues arose relating to treatment of foreign claims under their respective

Chapter 11 plans. Imerys and Cyprus have since filed revised plans. The confirmation hearing is scheduled to continue the week of February 2, 2026.
In February 2018, a securities class action lawsuit was filed against the Company and certain named officers in the United States District Court for the District of New Jersey, alleging that the Company violated the federal securities laws by failing to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S Baby Powder, and that purchasers of the Company’s shares suffered losses as a result. In April 2019, the Company moved to dismiss the complaint. In December 2019, the Court denied, in part, the motion to dismiss. In December 2023, the Court granted Plaintiff’s motion for class certification. In January 2024, Defendants filed a petition with the Third Circuit under Federal Rule of Civil Procedure 23(f) for permission to appeal the Court’s order granting class certification, and in February 2024, the Third Circuit granted Defendants' petition. In February 2024, fact discovery closed, the Court ordered the parties to mediate, and stayed the case pending mediation. In May 2024, the parties participated in an unsuccessful mediation. In June 2024, at the parties' request, the Court lifted the stay for certain limited discovery, but otherwise kept the stay in place pending a decision from the Third Circuit on the 23(f) petition. Briefing on the 23(f) petition was completed in September 2024, and in March 2025, the Third Circuit heard oral argument. In July 2025, the Third Circuit affirmed the Court's order granting class certification. In September 2025, Defendants petitioned the Third Circuit for rehearing or rehearing en banc, which was denied in October 2025.
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
In July 2021, the Company announced finalization of an agreement to settle the state and subdivision claims for up to $5.0 billion. Approximately 80% of the all-in settlement was paid by the end of fiscal third quarter 2025. A few government entities opted out of the settlement. In September 2024, the Company reached an agreement to resolve the hospital cases.
The Company and JPI continue to defend the cases brought by the remaining government entity litigants as well as the cases brought by private litigants. In total, there are approximately 23 remaining opioid cases against the Company and JPI in various state courts, 285 remaining cases in the Ohio multi-district litigation (MDL), and 3 additional cases in other federal courts.
In addition, the Province of British Columbia filed suit against the Company and its Canadian affiliate, Janssen Inc., and many other industry members, in Canada. That action was certified as an opt in class action on behalf of other provincial/territorial and the federal governments in Canada in January 2025. The defendants, including the Company, filed appeals from the certification order in late February 2025. That appeal is scheduled to be heard in December 2025. A common issues trial has been scheduled in 2028. Additional proposed class actions have been filed in Canada against the Company and Janssen Inc., and many other industry members, by and on behalf of people who used opioids (for personal injuries), municipalities and First Nations bands. The proposed class action in Quebec on behalf of residents diagnosed with opioid use disorder was authorized to proceed against Janssen Inc. and other industry members in April 2024; and leave to appeal was denied in October 2024.
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

Form 10-Q	33

different litigation environments and with different fact patterns. Changes to the accruals may be required in the future as additional information becomes available.
The table below contains the most significant of these cases and provides the approximate number of plaintiffs in the United States with direct claims in pending lawsuits regarding injuries allegedly due to the relevant product or product category as of September 28, 2025.

Product or product category	Number of plaintiffs
Body powders containing talc, primarily JOHNSON’S Baby Powder	73,570
DePuy ASR XL Acetabular System and DePuy ASR Hip Resurfacing System	40
PINNACLE Acetabular Cup System	780
Pelvic meshes	5,220
ETHICON PHYSIOMESH Flexible Composite Mesh	110
ELMIRON	810
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

Form 10-Q	35

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
XARELTO
Beginning in March 2021, Janssen Pharmaceuticals, Inc., Bayer Pharma AG, Bayer AG and Bayer Intellectual Property GmbH filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of XARELTO before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Dr. Reddy’s Laboratories, Inc.; Dr. Reddy’s Laboratories, Ltd.; Lupin Limited; Lupin Pharmaceuticals, Inc.; Taro Pharmaceutical Industries Ltd.; Taro Pharmaceuticals U.S.A., Inc.; Teva Pharmaceuticals USA, Inc.; Mylan Pharmaceuticals Inc.; Mylan Inc.; Mankind Pharma Limited; Apotex Inc.; Apotex Corp.; Cipla Ltd.; Cipla USA Inc.; InvaGen Pharmaceuticals, Inc.; and Prinston Pharmaceuticals, Inc. The following U.S. patents are included in one or more cases: 9,539,218 and 10,828,310. In July 2025, Bayer Intellectual Property GmbH, Bayer AG, Janssen Pharmaceuticals, Inc., and Mankind Pharma Limited filed a stipulation agreeing to dismiss the lawsuit against Mankind Pharma Limited, and the case was dismissed.
U.S. Patent No. 10,828,310 was also under consideration by the USPTO in an IPR proceeding. In July 2023, the USPTO issued a final written decision finding the claims of the patent invalid. In September 2023, Bayer Pharma AG filed an appeal to the U.S. Court of Appeals for the Federal Circuit. In September 2025, the Federal Circuit entered a decision affirming-in-part, vacating-in-part, and remanding for further proceedings.
INVEGA SUSTENNA
Beginning in January 2018, Janssen Pharmaceutica NV and Janssen Pharmaceuticals, Inc. filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of INVEGA SUSTENNA before expiration of the Orange Book Listed Patent. The following entities are named defendants: Teva Pharmaceuticals USA, Inc.; Mylan Laboratories Limited; Pharmascience Inc.; Mallinckrodt PLC; Specgx LLC; Tolmar, Inc.; Accord Healthcare, Inc.; Qilu Pharmaceutical Co. Ltd.; Qilu Pharma Inc.; Sun Pharmaceutical Industries Ltd.; and Sun Pharmaceutical Industries, Inc. The following U.S. patent is included in one or more cases: 9,439,906. In October 2020, the district court issued a decision in the case against Teva Pharmaceuticals USA, Inc., finding that United States Patent No. 9,439,906 is not invalid. Teva previously stipulated to infringement. Teva appealed the decision, and, in April 2024, the United States Court of Appeals for the Federal Circuit vacated and remanded the case to the district court for further proceedings. In November 2024, the district court issued its decision on remand, finding that United States Patent No. 9,439,906 is not invalid. Teva appealed to the Court of Appeals for the Federal Circuit, and oral argument took place in April 2025. In July 2025, the Federal Circuit affirmed the district court ruling of no invalidity. The Mylan case was consolidated with the Teva case for purposes of appeal and the July ruling applies to Mylan. In February 2024, the district court issued a decision in the case against Tolmar Inc. finding that United States Patent No. 9,439,906 is not invalid. Tolmar previously stipulated to infringement of a subset of the claims, and based on a claim construction ruling, the district court entered a non-infringement order with respect to the remaining asserted claims. Tolmar has appealed the validity decision, and Janssen appealed the non-infringement decision.
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
Beginning in April 2025, Aragon Pharmaceuticals, Inc., Janssen Biotech, Inc., The Regents of the University of California, and Sloan-Kettering Institute for Cancer Research variously initiated patent infringement lawsuits in U.S. District Court for the District of New Jersey against generic manufacturers who have filed ANDAs seeking approval to market generic versions of ERLEADA before the expiration of certain Orange Book Listed Patents. The following entities are named defendants: Lupin Limited; Lupin Pharmaceuticals, Inc.; Hetero Labs Limited Unit V; and Hetero USA, Inc. The following U.S. patents are included in one or more cases: 8,445,507; 8,802,689; 9,338,159; 9,987,261; 9,481,663; 9,884,054; RE49,353; 10,849,888; 10,702,508; and 11,963,952. Aragon Pharmaceuticals, Inc., Janssen Biotech, Inc. and the Lupin parties entered into a confidential settlement in August 2025, and the case was dismissed.
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
CAPLYTA
Beginning in March 2024, Intra-Cellular Therapies, Inc. (Intra-Cellular) filed patent infringement lawsuits in the United States District Court for the District of New Jersey against generic manufacturers who have filed ANDAs seeking approval to market generic versions of CAPLYTA before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Aurobindo Pharma Ltd., Aurobindo Pharma USA, Inc., Alkem Laboratories Ltd., Dr. Reddy’s Laboratories Inc., Dr. Reddy’s Laboratories Ltd., Hetero USA, Inc., Hetero Labs Ltd. Unit-V, Hetero Labs Ltd., MSN Laboratories Private Ltd., Zydus Pharmaceuticals (USA) Inc., and Zydus Lifesciences Ltd. The following U.S. Patents are included in one or more cases: US RE 48,825; RE 48,839; 8,648,077; 9,168,258; 9,199,995; 9,616,061; 9,956,227; 10,117,867; 10,464,938; 10,960,009; 11,026,951; 11,753,419; 11,980,617; 12,070,459; 12,090,155; 12,122,792; and 12,128,043. In July 2025, Intra-Cellular, Hetero USA, Inc., Hetero Labs Ltd. Unit-V, and Hetero Labs Ltd. entered into a confidential settlement agreement, and the case was dismissed.
UPTRAVI
Beginning in September 2025, Actelion Pharmaceuticals Ltd, Actelion Pharmaceuticals US, Inc. and Nippon Shinyaku Co. Ltd. filed a patent infringement lawsuit in the United States District Court for the District of New Jersey against generic manufacturers who have filed ANDAs seeking approval to market generic versions of UPTRAVI before expiration of certain Orange Book Listed Patents. The following entities are named defendants: VGYAAN Pharmaceuticals LLC, and RK Pharma, Inc. The following patent is included in the case: 7,205,302.
MedTech
In March 2016, Abiomed, Inc. filed a declaratory judgment action against Maquet Cardiovascular LLC (Maquet) in the U.S. District Court for the District of Massachusetts seeking a declaration that certain Impella products do not infringe Maquet patents, including U.S. Patent Nos. 7,022,100 (’100 patent); 8,888,728; and 9,327,068. Maquet counterclaimed for infringement of those patents against Abiomed, Inc., Abiomed Europe GmbH, and Abiomed R&D, Inc. (collectively, Abiomed), and later added claims for infringement of U.S. Patent Nos. 9,545,468; 9,561,314; and 9,597,437. After claim construction, Maquet alleged infringement of only the ’100 patent. In September 2021, the court granted Abiomed’s motion for summary judgment of non-infringement of the ’100 patent and, in September 2023, the district court entered final judgment in favor of Abiomed on all patents-in-suit. Maquet appealed.
In November 2017, Maquet Cardiovascular LLC filed suit against Abiomed, Inc., Abiomed R&D, Inc., and Abiomed Europe GmbH (collectively, Abiomed) in the U.S. District Court for the District of Massachusetts, alleging that certain Impella products infringe U.S. Patent No. 9,789,238 (’238 patent). Maquet subsequently added U.S. Patent No. 10,238,783 (’783 patent). After claim

Form 10-Q	37

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
MedTech
In October 2020, Fortis Advisors LLC (Fortis), in its capacity as representative of the former stockholders of Auris Health Inc. (Auris), filed a complaint against the Company, Ethicon Inc., and certain named officers and employees (collectively, Ethicon) in the Court of Chancery of the State of Delaware. The complaint alleges breach of contract, fraud, and other causes of action against Ethicon in connection with Ethicon’s acquisition of Auris in 2019. The complaint seeks damages and other relief. In December 2021, the Court granted in part and denied in part defendants’ motion to dismiss certain causes of action. All claims against the individual defendants were dismissed. The trial occurred in January 2024. In September 2024, the court found liability with respect to certain claims and no liability with respect to other claims. In October 2025, oral argument occurred on the Company's appeal to the Delaware Supreme Court.
In October 2019, Innovative Health, LLC filed a complaint against Biosense Webster, Inc. (BWI) in the United States District Court for the Central District of California. The complaint alleges that certain of BWI's business practices and contractual terms violate the antitrust laws of the United States and the State of California by restricting competition in the sale of High Density Mapping Catheters and Ultrasound Catheters. In May 2025, a jury returned its verdict in favor of Innovative Health. In August 2025, the court issued a permanent injunction concerning BWI's business practices. BWI appealed both the jury verdict and the permanent injunction.
Innovative Medicine
In October 2018, two separate putative class actions were filed against Actelion Pharmaceutical Ltd., Actelion Pharmaceuticals U.S., Inc. and Actelion Clinical Research, Inc. (collectively, Actelion) in United States District Court for the District of Maryland and United States District Court for the District of Columbia. The complaints allege that Actelion violated state and federal antitrust and unfair competition laws by allegedly refusing to supply generic pharmaceutical manufacturers with samples of TRACLEER. TRACLEER is subject to a Risk Evaluation and Mitigation Strategy required by the U.S. Food and Drug Administration, which imposes restrictions on distribution of the product. In January 2019, the plaintiffs dismissed the District of Columbia case and filed a consolidated complaint in the United States District Court for the District of Maryland. In September 2024, the district court granted plaintiffs' motion for class certification. Trial is scheduled for March 2026.
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

Note 12 — Restructuring
In fiscal 2025, the company initiated a restructuring program of its Surgery franchise within the MedTech segment to simplify and focus operations by exiting certain non-strategic product lines and optimize select sites across the network. The pre-tax restructuring expense in the fiscal third quarter and fiscal nine months of 2025 primarily included costs related to asset impairments as well as market and product exits. The estimated costs of the total program are between $0.9 billion - $1.0 billion and is expected to be substantially completed by the end of fiscal year 2026.
In fiscal 2023, the Company initiated a restructuring program of its Orthopaedics franchise within its MedTech segment to streamline operations by exiting certain markets, product lines and distribution network arrangements. The pre-tax restructuring expense in the fiscal third quarter and fiscal nine months of 2025 primarily included costs related to asset impairments as well as market and product exits. The pre-tax restructuring expense in the fiscal third quarter and fiscal nine months of 2024 primarily included market and product exits. Total project costs of approximately $0.6 billion have been recorded since the restructuring was announced. The estimated costs of the total program are between $0.7 billion - $0.8 billion and will be substantially completed by the end of fiscal year 2025.
The following table summarizes the restructuring expenses for 2025 and 2024:

(Pre-tax Dollars in Millions)	Q3 2025	Q3 2024	Q3 YTD 2025	Q3 YTD 2024
MedTech Segment Surgery franchise(1)	$128	—	157	—
MedTech Segment Orthopaedics franchise(2)	40	28	145	107
Innovative Medicine Segment(3)	—	19	—	100
Total Programs	$168	47	302	207
(1)Included $35 million in Restructuring and $93 million in Other income and expense on the Consolidated Statement of Earnings in the fiscal third quarter of 2025. Included $64 million in Restructuring and $93 million in Other income and expense on the Consolidated Statement of Earnings in the fiscal nine months of 2025.
(2)Included $28 million in Restructuring and $12 million in Cost of products sold on the Consolidated Statement of Earnings in the fiscal third quarter of 2025. Included $80 million in Restructuring, $35 million in Cost of products sold and $30 million in Other (Income)/Expense on the Consolidated Statement of Earnings in the fiscal nine months of 2025. Included $22 million in Restructuring and $6 million in Cost of products sold on the Consolidated Statement of Earnings in the fiscal third quarter of 2024. Included $92 million in Restructuring and $15 million in Cost of products sold on the Consolidated Statement of Earnings in the fiscal nine months of 2024.
(3)Included in Restructuring on the Consolidated Statement of Earnings. This program was completed in the fiscal fourth quarter of 2024.
Restructuring reserves as of September 28, 2025 and December 29, 2024 were insignificant.

Item 2 — Management’s discussion and analysis of financial condition and results of operations
Results of operations
Sales to customers
Analysis of consolidated sales
For the fiscal nine months of 2025, worldwide sales were $69.6 billion, a total increase of 5.0%, including an operational* increase of 4.7% as compared to 2024 fiscal nine months sales of $66.3 billion. Currency fluctuations had a positive impact of 0.3% for the fiscal nine months of 2025. In the fiscal nine months of 2025, acquisitions and divestitures had net positive impact of 1.2%, on worldwide operational sales growth, primarily related to CAPLYTA and Shockwave. In the fiscal nine months of 2025, the negative impact of the STELARA sales decline, due to biosimilar competition, on worldwide operational sales was approximately 6.1%.
Sales by U.S. companies were $39.6 billion in the fiscal nine months of 2025, which represented an increase of 6.6% as compared to the prior year. In the fiscal nine months of 2025, acquisitions and divestitures had net positive impact of 2.0% on U.S. operational sales growth, primarily related to CAPLYTA and Shockwave. In the fiscal nine months of 2025, the negative impact of the STELARA sales decline, due to biosimilar competition on U.S. operational sales was approximately 7.1%. Sales by international companies were $30.1 billion, which represented an increase of 3.0%, including an operational increase of 2.3%, and a positive currency impact of 0.7% as compared to the fiscal nine months sales of 2024. In the fiscal nine months of 2025, the net impact of acquisitions and divestitures on international operational sales growth was a positive 0.1%. In the fiscal nine months of 2025, the negative impact of the STELARA sales decline, due to biosimilar competition, on international operational sales was approximately 5.0%.
In the fiscal nine months of 2025, sales by companies in Europe achieved growth of 4.2%, which included an operational increase of 1.5% and a positive currency impact of 2.7%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 0.7%, which included an operational increase of 7.6% partially offset by negative currency impact of 6.9%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 1.9%, including operational growth of 1.8% and a positive currency impact of 0.1%.
Fiscal nine months 2025
sales by geographic region (in billions)
Fiscal nine months 2025
sales by segment (in billions)
Note: values may have been rounded
*operational growth excludes the effect of translational currency

Form 10-Q	41

For the fiscal third quarter of 2025, worldwide sales were $24.0 billion, a total increase of 6.8%, which included operational growth of 5.4% and a positive currency impact of 1.4% as compared to 2024 fiscal third quarter sales of $22.5 billion. In the fiscal third quarter of 2025, the net impact of acquisitions and divestitures on worldwide operational sales growth was a positive 1.0%, related to CAPLYTA. In the fiscal third quarter of 2025, the negative impact of the STELARA sales decline, due to biosimilar competition, on worldwide operational sales was approximately 6.4%.
Sales by U.S. companies were $13.7 billion in the fiscal third quarter of 2025, which represented an increase of 6.2% as compared to the prior year. In the fiscal third quarter of 2025, the net impact of acquisitions and divestitures on U.S. operational sales growth was a positive 1.8%. In the fiscal third quarter of 2025, the negative impact of the STELARA sales decline, due to biosimilar competition on U.S. operational sales was approximately 7.7%. Sales by international companies were $10.3 billion, a total increase of 7.6%, which included operational growth of 4.4% and a positive currency impact of 3.2%. In the fiscal third quarter of 2025, there was no net impact of acquisitions and divestitures on international operational sales growth. In the fiscal third quarter of 2025, the negative impact of the STELARA sales decline, due to biosimilar competition, on international operational sales was approximately 4.8%.
In the fiscal third quarter of 2025, sales by companies in Europe achieved growth of 10.7%, which included operational growth of 4.4% and a positive currency impact of 6.3%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 4.9%, which included operational growth of 7.3% partially offset by a negative currency impact of 2.4%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 4.0%, which included operational growth of 3.4% and a positive currency impact of 0.6%.
Q3 2025
Sales by Geographic Region (in billions)
Q3 2025
Sales by Segment (in billions)
Note: values may have been rounded

Analysis of sales by business segments
Innovative Medicine
Innovative Medicine segment sales in the fiscal nine months of 2025 were $44.6 billion, an increase of 4.7% as compared to the same period a year ago, with an operational increase of 4.5% and a positive currency impact of 0.2%. U.S. Innovative Medicine sales increased 6.7% as compared to the same period a year ago. International Innovative Medicine sales increased by 1.9%, including an operational increase of 1.3% and a positive currency impact of 0.6%. In the fiscal nine months of 2025, the net impact of acquisitions and divestitures on the Innovative Medicine segment operational sales growth was a positive 1.1%, primarily related to CAPLYTA. In the fiscal nine months of 2025, the negative impact of the STELARA sales decline, due to biosimilar competition, was an approximate 10.1%, 11.3% and 8.7% on worldwide, U.S. and international Innovative Medicine segment operational sales, respectively.
Major Innovative Medicine therapeutic area sales — Fiscal Nine Months Ended

(Dollars in Millions)	September 28, 2025	September 29, 2024	Total Change	Operations Change	Currency Change
Oncology	$18,519	$15,284	21.2%	20.6%	0.6%
CARVYKTI	1,332	629	*	*	*
DARZALEX	10,448	8,586	21.7	21.3	0.4
ERLEADA	2,615	2,215	18.0	17.0	1.0
IMBRUVICA	2,139	2,307	(7.3)	(7.9)	0.6
RYBREVANT/ LAZCLUZE(1)	518	205	*	*	*
TALVEY	314	202	55.3	54.9	0.4
TECVAYLI	494	403	22.6	22.5	0.1
ZYTIGA/ abiraterone acetate	383	496	(22.8)	(23.4)	0.6
Other Oncology	276	242	14.0	13.6	0.4
Immunology	11,868	13,590	(12.7)	(12.6)	(0.1)
REMICADE	1,398	1,246	12.2	12.7	(0.5)
SIMPONI/ SIMPONI ARIA	2,036	1,607	26.7	27.2	(0.5)
STELARA	4,848	8,012	(39.5)	(39.5)	0.0
TREMFYA	3,566	2,721	31.0	30.8	0.2
Other Immunology	21	3	*	*	—
Neuroscience	5,722	5,340	7.2	7.2	0.0
CAPLYTA(2)	451	—	*	*	—
CONCERTA/methylphenidate	452	482	(6.3)	(5.5)	(0.8)
INVEGA SUSTENNA/ XEPLION/ INVEGA TRINZA/ TREVICTA	2,824	3,159	(10.6)	(10.5)	(0.1)
SPRAVATO	1,193	780	53.0	52.9	0.1
Other Neuroscience	803	920	(12.7)	(12.8)	0.1
Pulmonary Hypertension	3,253	3,190	2.0	1.8	0.2
OPSUMIT/ OPSYNVI	1,682	1,655	1.7	1.4	0.3
UPTRAVI	1,411	1,352	4.3	4.2	0.1
Other Pulmonary Hypertension	160	183	(12.7)	(12.9)	0.2
Infectious Diseases	2,434	2,622	(7.2)	(8.3)	1.1
EDURANT/rilpivirine	1,103	950	16.1	13.0	3.1
PREZISTA/ PREZCOBIX/ REZOLSTA/ SYMTUZA	1,196	1,305	(8.3)	(8.4)	0.1
Other Infectious Diseases(3)	135	367	(63.3)	(63.2)	(0.1)
Cardiovascular / Metabolism / Other	2,842	2,605	9.1	9.2	(0.1)
XARELTO	1,946	1,697	14.7	14.7	—
Other	896	908	(1.3)	(1.0)	(0.3)
Total Innovative Medicine Sales	$44,638	$42,632	4.7%	4.5%	0.2%

Form 10-Q	43

*percentage greater than 100% or not meaningful
(1) Includes the sales of RYBREVANT and RYBREVANT + LAZCLUZE
(2) Acquired with Intra-Cellular Therapies on April 2, 2025
(3) Includes the Covid-19 Vaccine in 2024
Innovative Medicine segment sales in the fiscal third quarter of 2025 were $15.6 billion, an increase of 6.8% as compared to the same period a year ago, including an operational increase of 5.3% and a positive currency impact of 1.5%. U.S. Innovative Medicine sales increased 6.0% as compared to the same period a year ago. International Innovative Medicine sales increased by 7.9%, including an operational increase of 4.3% and a positive currency impact of 3.6%. In the fiscal third quarter of 2025, the net impact of acquisitions and divestitures on the worldwide Innovative Medicine segment operational sales growth was a positive 1.6%, related to CAPLYTA. In the fiscal third quarter of 2025, the negative impact of the STELARA sales decline, due to biosimilar competition, was an approximate 10.7%, 12.0% and 8.6% on worldwide, U.S. and international Innovative Medicine segment operational sales, respectively.
Major Innovative Medicine therapeutic area sales — Fiscal Third Quarter Ended

(Dollars in Millions)	September 28, 2025	September 29, 2024	Total Change	Operations Change	Currency Change
Oncology	$6,529	$5,380	21.3%	19.2%	2.1%
CARVYKTI	524	286	83.5	81.4	2.1
DARZALEX	3,672	3,016	21.7	19.9	1.8
ERLEADA	936	790	18.4	15.3	3.1
IMBRUVICA	695	753	(7.8)	(10.6)	2.8
RYBREVANT/ LAZCLUZE(1)	198	89	*	*	*
TALVEY	122	75	60.8	59.1	1.7
TECVAYLI	177	135	31.3	29.9	1.4
ZYTIGA/ abiraterone acetate	113	150	(25.1)	(26.8)	1.7
Other Oncology	94	86	9.7	7.7	2.0
Immunology	4,168	4,621	(9.8)	(10.6)	0.8
REMICADE	476	419	13.6	13.3	0.3
SIMPONI/ SIMPONI ARIA	687	516	32.9	31.5	1.4
STELARA	1,570	2,676	(41.3)	(42.0)	0.7
TREMFYA	1,424	1,007	41.3	40.1	1.2
Other Immunology	12	1	*	*	—
Neuroscience	2,024	1,755	15.3	14.6	0.7
CAPLYTA(2)	240	—	*	*	—
CONCERTA/ methylphenidate	140	142	(1.4)	(1.8)	0.4
INVEGA SUSTENNA/ XEPLION/ INVEGA TRINZA/ TREVICTA	929	1,049	(11.3)	(11.9)	0.6
SPRAVATO	459	284	61.5	60.8	0.7
Other Neuroscience	256	281	(8.9)	(10.2)	1.3
Pulmonary Hypertension	1,115	1,102	1.1	0.4	0.7
OPSUMIT/ OPSYNVI	578	583	(0.8)	(1.7)	0.9
UPTRAVI	484	458	5.6	5.0	0.6
Other Pulmonary Hypertension	53	60	(13.1)	(14.1)	1.0
Infectious Diseases	829	836	(0.9)	(4.3)	3.4
EDURANT/rilpivirine	385	330	16.4	9.5	6.9
PREZISTA/ PREZCOBIX/ REZOLSTA/ SYMTUZA	397	449	(11.6)	(12.6)	1.0
Other Infectious Diseases	47	56	(17.5)	(18.5)	1.0
Cardiovascular / Metabolism / Other	899	884	1.7	1.2	0.5
XARELTO	635	592	7.4	7.4	—
Other	264	292	(9.8)	(11.3)	1.5
Total Innovative Medicine Sales	$15,563	$14,580	6.8%	5.3%	1.5%

*percentage greater than 100% or not meaningful
(1) Includes the sales of RYBREVANT and RYBREVANT + LAZCLUZE
(2) Acquired with Intra-Cellular Therapies on April 2, 2025
Oncology products achieved operational sales growth of 19.2% as compared to the same period a year ago. Strong sales of DARZALEX (daratumumab) were driven by continued share gains and market growth. Growth of ERLEADA (apalutamide) was due to market growth and continued share gains partially offset by the impact of Medicare Part D redesign. Increased sales of CARVYKTI (ciltacabtagene autoleucel) were driven by continued share gains and site expansion. Additionally, sales from the ongoing launches and share gains of TECVAYLI (teclistamab-cqyv), TALVEY (talquetamab-tgvs) and RYBREVANT (amivantamab)/LAZCLUZE (lazertinib) contributed to the growth. Growth was partially offset by ZYTIGA (abiraterone acetate) due to loss of exclusivity and IMBRUVICA (ibrutinib) declines due to competitive pressures and the impact of Medicare Part D redesign.
Immunology products experienced an operational decline of 10.6% as compared to the same period a year ago primarily due to the decline of STELARA (ustekinumab) sales driven by the impact of biosimilar competition and Medicare Part D redesign. The growth of TREMFYA (guselkumab) was due to share gains and market growth partially offset by unfavorable patient mix and the impact of Medicare Part D redesign. The increase in SIMPONI/SIMPONI ARIA sales was primarily driven by the Merck, Sharp & Dohme return of rights in Europe in the fiscal fourth quarter of 2024. The increase in REMICADE (infliximab) sales was due to a one-time favorable patient mix adjustment and the Merck, Sharp & Dohme return of rights in Europe in the fiscal fourth quarter of 2024.
Sales of STELARA in the United States were approximately $6.7 billion in fiscal 2024. Third parties have filed abbreviated Biologics License Applications with the FDA seeking approval to market biosimilar versions of STELARA. The Company has settled certain litigation under the Biosimilar Price Competition and Innovation Act of 2009. According to patent settlement and license agreements, the Company expects continued launches of biosimilar versions of STELARA in Europe and the United States which will impact the Company’s sales of STELARA.
Neuroscience products, which include sales of CAPLYTA (lumateperone) acquired with the Intra-Cellular Therapies (Intra-Cellular) acquisition on April 2, 2025, achieved operational growth of 14.6% as compared to the same period a year ago. Growth of SPRAVATO (esketamine) was driven by continued increased physician and patient demand. Growth was partially offset by the sales decline of INVEGA SUSTENNA / XEPLION / INVEGA TRINZA / TREVICTA primarily due to the impact of Medicare Part D redesign.
Pulmonary Hypertension products achieved operational sales growth of 0.4% as compared to the same period a year ago. The sales growth of UPTRAVI (selexipag) was driven by market growth and inventory dynamics partially offset by the impact of Medicare Part D redesign. The sales decline of OPSUMIT (macitentan)/ OPSYNVI (macitentan/tadalafil) was driven by the impact of Part D redesign and unfavorable patient mix, partially offset by share gains and market growth.
Infectious disease products experienced an operational sales decline of 4.3% as compared to the same period a year ago primarily driven by declines across the portfolio partially offset by growth of EDURANT/rilpivirine.
Cardiovascular / Metabolism / Other products achieved operational growth of 1.2% as compared to the same period a year ago. The growth of XARELTO (rivaroxaban) sales was primarily driven by the impact of Medicare Part D redesign partially offset by continued share loss.
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

MedTech
The MedTech segment sales in the fiscal nine months of 2025 were $25.0 billion, an increase of 5.6% as compared to the same period a year ago, with an operational increase of 5.3% and a positive currency impact of 0.3%. U.S. MedTech sales increased by 6.6%. International MedTech sales increased by 4.5%, including an operational increase of 3.9% and a positive currency impact of 0.6%. In the fiscal nine months of 2025, the net impact of acquisitions and divestitures on the MedTech segment operational sales growth was a positive 1.6%, primarily related to the Shockwave acquisition.
Major MedTech franchise sales — Fiscal Nine Months Ended

(Dollars in Millions)	September 28, 2025	September 29, 2024	Total Change	Operations Change	Currency Change
Surgery	$7,493	$7,338	2.1%	2.1%	0.0%
Advanced	3,402	3,337	1.9	1.8	0.1
General	4,092	4,001	2.3	2.3	0.0
Orthopaedics	6,820	6,843	(0.3)	(0.8)	0.5
Hips	1,235	1,220	1.3	0.9	0.4
Knees	1,155	1,147	0.7	0.3	0.4
Trauma	2,333	2,285	2.1	1.6	0.5
Spine, Sports & Other	2,096	2,191	(4.3)	(5.0)	0.7
Cardiovascular	6,629	5,645	17.4	17.1	0.3
Electrophysiology	4,209	3,946	6.7	6.4	0.3
Abiomed	1,291	1,112	16.1	15.5	0.6
Shockwave (1)	828	306	*	*	*
Other Cardiovascular	302	281	7.5	7.2	0.3
Vision	4,048	3,843	5.3	4.8	0.5
Contact Lenses/Other	2,902	2,796	3.8	3.1	0.7
Surgical	1,147	1,048	9.4	9.6	(0.2)
Total MedTech Sales	$24,991	$23,669	5.6%	5.3%	0.3%
*Percentage greater than 100% or not meaningful
(1) Acquired on May 31, 2024

MedTech segment sales in the fiscal third quarter of 2025 were $8.4 billion, an increase of 6.8% as compared to the same period a year ago, which included operational growth of 5.6% and a positive currency impact of 1.2%. U.S. MedTech sales increased by 6.6%. International MedTech sales increased by 7.0%, including operational growth of 4.5% and a positive currency impact of 2.5%. In the fiscal third quarter of 2025, the net impact of acquisitions and divestitures on the MedTech segment operational sales growth was a negative 0.1%.
Major MedTech franchise sales — Fiscal Third Quarter Ended

(Dollars in Millions)	September 28, 2025	September 29, 2024	Total Change	Operations Change	Currency Change
Surgery	$2,542	$2,434	4.4%	3.3%	1.1%
Advanced	1,165	1,109	5.0	3.8	1.2
General	1,378	1,325	3.9	2.9	1.0
Orthopaedics	2,274	2,191	3.8	2.4	1.4
Hips	405	381	6.4	5.1	1.3
Knees	377	352	7.0	5.6	1.4
Trauma	793	761	4.2	2.9	1.3
Spine, Sports & Other	698	696	0.3	(1.3)	1.6
Cardiovascular	2,213	1,966	12.6	11.6	1.0
Electrophysiology	1,418	1,279	10.8	9.7	1.1
Abiomed	423	362	16.8	15.6	1.2
Shockwave	278	229	21.2	20.9	0.3
Other Cardiovascular	95	96	(0.7)	(1.7)	1.0
Vision	1,400	1,300	7.7	6.1	1.6
Contact Lenses/Other	1,018	968	5.2	3.5	1.7
Surgical	383	333	14.9	13.8	1.1
Total MedTech Sales	$8,430	$7,891	6.8%	5.6%	1.2%

The Surgery franchise achieved operational sales growth of 3.3% as compared to the prior year fiscal third quarter. The operational growth in Advanced Surgery was primarily due to the strength of the portfolio and commercial execution in Biosurgery and Endocutters. The growth was partially offset by competitive pressures in Energy and Endocutters and by the negative impact of China volume-based procurement. The operational growth in General Surgery was primarily driven by technology penetration and upgrades within the differentiated Wound Closure portfolio coupled with commercial execution, partially offset by softness in aesthetics outside the U.S.
The Orthopaedics franchise achieved operational sales growth of 2.4% as compared to the prior year fiscal third quarter. The operational growth in Hips was due to new product launches. The operational growth in Knees was driven by the strength of the ATTUNE portfolio and pull through related to the VELYS Robotic assisted solutions partially offset by trade inventory dynamics and the negative impact of China volume-based procurement. The operational growth in Trauma was primarily driven by recently launched products partially offset by trade inventory dynamics and the negative impact of China volume-based procurement. The operational sales decline in Spine, Sports & Other reflects competitive pressures and price pressures in the U.S. Early Interventional segment partially offset by U.S. spine new product innovations (TriAltis). All platforms were negatively impacted by revenue disruption from the previously announced Orthopaedics restructuring.
Subsequent to the quarter, on October 14, 2025, the Company announced its intention to separate its Orthopaedics business. The Company intends to explore multiple paths to effect the planned separation with a targeted completion within 18 to 24 months after the initial announcement.
The Cardiovascular franchise achieved operational sales growth of 11.6% as compared to the prior year fiscal third quarter. Abiomed sales growth was driven by the continued strong adoption of Impella 5.5 and Impella CP. Shockwave sales growth was driven by Coronary and Peripheral portfolios. Electrophysiology sales growth was driven by procedure growth, commercial execution, new product performance (VARIPULSE, TRUPULSE), strength in competitive mapping, and one-time impacts of installation and inventory, partially offset by competitive pressures in Pulsed Field Ablation catheters.

Form 10-Q	47

The Vision franchise achieved operational sales growth of 6.1% as compared to the prior year fiscal third quarter. The Contact Lenses/Other operational growth was driven by market growth, continued strong performance in the ACUVUE OASYS 1-Day family of products and continued strategic price actions. The Surgical operational growth was primarily driven by the continued strength of recent product innovations, robust demand and commercial execution.
Analysis of consolidated earnings before provision for taxes on income
Consolidated earnings before provision for taxes on income for the fiscal nine months of 2025 was $27.6 billion representing 39.7% of sales as compared to $12.8 billion in the fiscal nine months of 2024, representing 19.3% of sales. The fiscal nine months of 2025 includes the reversal of approximately $7.0 billion, a significant portion of the previously accrued talc reserve. The fiscal nine months of 2024 includes charges for talc matters of approximately $5.1 billion.
Consolidated earnings before provision for taxes on income for the fiscal third quarter of 2025 was $7.5 billion representing 31.2% of sales as compared to $3.3 billion in the fiscal third quarter of 2024, representing 14.9% of sales. The fiscal third quarter of 2024 includes charges for talc matters of approximately $2.0 billion.
Cost of products sold
(Dollars in billions. Percentages in chart are as a percent to total sales)
Fiscal nine months Q3 2025 versus Fiscal nine months Q3 2024
Cost of products sold increased as a percent to sales driven by:
•Unfavorable product mix driven by the decline of STELARA sales in the Innovative Medicine business
•Macroeconomic factors in the MedTech business
partially offset by
•Non-recurring, acquisition related fair value Inventory step-up of $0.2 billion associated with the Shockwave acquisition in the MedTech business in 2024.
The intangible asset amortization expense included in cost of products sold for the fiscal nine months of 2025 and 2024 was $3.4 billion in both periods.
Q3 2025 versus Q3 2024
Cost of products sold decreased as a percent to sales primarily driven by:
• Lower intangible asset amortization expense and favorable currency in the Innovative Medicine business
•Non-recurring, acquisition related fair value Inventory step-up of $0.2 billion associated with the Shockwave acquisition in the MedTech business in 2024.
partially offset by
•Unfavorable product mix driven by the decline of STELARA sales in the Innovative Medicine business
•Macroeconomic factors in the MedTech business

The intangible asset amortization expense included in cost of products sold for the fiscal third quarters of 2025 and 2024 was $1.0 billion and $1.2 billion, respectively.
Selling, marketing and administrative expenses
(Dollars in billions. Percentages in chart are as a percent to total sales)
Fiscal nine months Q3 2025 versus Fiscal nine months Q3 2024
Selling, Marketing and Administrative Expenses decreased as a percent to sales driven by:
•Corporate administrative expense rationalization
•Planned leverage and phasing of investments in the Innovative Medicine business partially offset by
•Increased investment related to the acquisitions of Intra-Cellular (CAPLYTA) and Shockwave
Q3 2025 versus Q3 2024
Selling, Marketing and Administrative Expenses increased as a percent to sales primarily driven by:
•Increased investment related to the recent acquisition of Intra-Cellular (CAPLYTA) and commercial investment in recent product launches in the Innovative Medicine business partially offset by
•Expense leveraging in the Medtech business
Research and development expense
Research and development expense by segment of business was as follows:

	Fiscal Third Quarter Ended				Fiscal Nine Months Ended
	2025		2024		2025		2024
(Dollars in Millions)	Amount	% of Sales*	Amount	% of Sales*	Amount	% of Sales*	Amount	% of Sales*
Innovative Medicine	$2,944	18.9%	$4,213	28.9%	$8,361	18.7%	$9,831	23.1%
MedTech	728	8.6	739	9.4	2,052	8.2	2,103	8.9
Total research and development expense	$3,672	15.3%	$4,952	22.0%	$10,413	15.0%	$11,934	18.0%
Percent increase/(decrease) over the prior year	(25.8%)				(12.7%)
*As a percent to segment sales

Form 10-Q	49

Fiscal nine months Q3 2025 versus Fiscal nine months Q3 2024
Research and Development decreased as a percent to sales primarily driven by:
•Expense of $1.25 billion to secure the global rights to the NM26 bispecific antibody (Yellow Jersey acquisition) in 2024
•Planned leverage and phasing of investments in the Innovative Medicine business
Q3 2025 versus Q3 2024
Research and Development decreased as a percent to sales primarily driven by:
•Expense of $1.25 billion to secure the global rights to the NM26 bispecific antibody (Yellow Jersey acquisition) in 2024
•Phasing of investments in the Innovative Medicine business
In-process research and development (IPR&D) impairments
In the fiscal nine months of 2024, the Company recorded a charge of approximately $0.2 billion associated with the M710 (biosimilar) asset acquired with Momenta in 2020. There was also a partial impairment of this asset for $0.2 billion in the fiscal third quarter of 2023. This asset is now fully impaired.
Interest (income) expense
Interest (income) expense in the fiscal nine months of 2025 was net income of $62 million as compared to net income of $433 million in the fiscal nine months of 2024. Interest income in the fiscal nine months of 2025 decreased as compared to the prior year driven by lower interest rates earned on cash balances. Interest expense was higher due to a higher average debt balance at higher interest rates. Interest (income) expense in the fiscal third quarter of 2025 was net expense of $18 million as compared to net income of $99 million in the fiscal third quarter of 2024. Interest income in the fiscal third quarter of 2025 decreased as compared to the prior year driven by a lower average cash balance. Interest expense was higher due to a higher average debt balance. The balance of cash, cash equivalents and current marketable securities was $18.6 billion at the end of the fiscal third quarter of 2025 as compared to $20.3 billion at the end of the fiscal third quarter of 2024. The Company’s debt position was $45.8 billion as of September 28, 2025, as compared to $35.8 billion the same period a year ago.
Other (income) expense, net*
Fiscal nine months Q3 2025 versus Fiscal nine months Q3 2024
Other (income) expense, net for the fiscal nine months of 2025 reflected an increase in income of $12.6 billion as compared to the prior year primarily due to the following:

Fiscal Nine Months
(Dollars in Billions)(Income)/Expense	September 28, 2025	September 29, 2024	Change
Litigation related(1)	$(6.9)	5.5	(12.4)
Employee benefit plan related	(0.4)	(0.7)	0.3
Changes in the fair value/sale of securities(2)	(0.3)	0.4	(0.7)
Monetization of royalty rights	0.0	(0.3)	0.3
Acquisition, Integration and Divestiture related	0.4	0.7	(0.3)
Other	(0.5)	(0.7)	0.2
Total Other (Income) Expense, Net	$(7.7)	4.9	(12.6)
(1)The fiscal nine months of 2025 includes the reversal of approximately $7.0 billion, a significant portion of the previously accrued talc reserve. The fiscal nine months of 2024 includes charges of approximately $5.1 billion for talc matters. For additional details related to talc refer to Note 11 to the Consolidated Financial Statements.
(2)The fiscal nine months of 2024 includes the loss on the completion of the debt for equity exchange of the retained stake in Kenvue

Q3 2025 versus Q3 2024
Other (income) expense, net for the fiscal third quarter of 2025 reflected an increase in income of $2.3 billion as compared to the prior year primarily due to the following:

Fiscal Third Quarter
(Dollars in Billions)(Income)/Expense	September 28, 2025	September 29, 2024	Change
Acquisition, Integration and Divestiture related	$0.1	0.1	0.0
Litigation related(1)	0.0	2.4	(2.4)
Monetization of royalty rights	0.0	(0.3)	0.3
Employee benefit plan related	(0.1)	(0.2)	0.1
Changes in the fair value/sale of securities	(0.4)	0.0	(0.4)
Other	(0.1)	(0.2)	0.1
Total Other (Income) Expense, Net	$(0.5)	1.8	(2.3)
(1)The fiscal third quarter of 2024 includes charges for talc matters of approximately $2.0 billion.
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
Segment income before tax
Income before tax by segment of business for the fiscal nine months were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Innovative Medicine	$17,208	$14,910	$44,638	$42,632	38.6%	35.0%
MedTech	3,912	3,668	24,991	23,669	15.7	15.5
Segment total	21,120	18,578	69,629	66,301	30.3	28.0
(Income) Expenses not allocated to segments(1)	(6,495)	5,778
Earnings before provision for taxes on income	$27,615	$12,800	$69,629	$66,301	39.7%	19.3%
(1)Amounts not allocated to segments include interest (income) expense, certain litigation expenses and general corporate (income) expense. The fiscal nine months of 2025 includes the reversal of approximately $7.0 billion, a significant portion of the previously accrued talc reserve. The fiscal nine months of 2024 includes charges for talc matters of $5.1 billion. The fiscal nine months of 2024 includes a loss of approximately $0.4 billion related to the debt to equity exchange of the Company's remaining shares of Kenvue Common Stock.
Innovative Medicine segment
The Innovative Medicine segment income before tax as a percent of sales in the fiscal nine months of 2025 was 38.6% versus 35.0% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal nine months of 2025 as compared to the prior year was primarily driven by the following:
•Expense of $1.25 billion to secure the global rights to the NM26 bispecific antibody (Yellow Jersey acquisition) in 2024
•Litigation expense of $0.4 billion in 2024 primarily related to Risperdal Gynecomastia.
•Higher favorable change in the fair value of securities of $0.1 billion in 2025
•Lower amortization expense of $0.1 billion in 2025
•An In-process research and development impairment of $0.2 billion in 2024 related to the M710 (biosimilar) asset acquired with Momenta in 2020
•Restructuring charge of $0.1 billion in 2024

Form 10-Q	51

partially offset by
•Monetization of royalty rights of $0.3 billion in 2024
•Unfavorable Product mix and the impact of Medicare Part D redesign
•Increased investment related to the acquisition of Intra-Cellular (CAPLYTA)

MedTech segment
The MedTech segment income before tax as a percent of sales in the fiscal nine months of 2025 was 15.7% versus 15.5% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal nine months of 2025 was primarily driven by the following:
~~•~~Lower acquisition and integration related costs of $0.2 billion in 2025 versus $0.9 billion in 2024 primarily related to the Shockwave acquisition
•Gain on the sale of securities of $0.2 billion in 2025
partially offset by
•Higher restructuring related costs of $0.3 billion in 2025 versus $0.1 billion in 2024
•A gain of $0.2 billion related to the Acclarent divestiture in 2024
•Macroeconomic factors in Cost of products sold

Income before tax by segment of business for the fiscal third quarters were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Innovative Medicine	$6,446	$4,482	$15,563	$14,580	41.4%	30.7%
MedTech	1,287	1,059	8,430	7,891	15.3	13.4
Segment total	7,733	5,541	23,993	22,471	32.2	24.7
(Income) Expenses not allocated to segments(1)	240	2,203
Earnings before provision for taxes on income	$7,493	$3,338	$23,993	$22,471	31.2%	14.9%
(1)Amounts not allocated to segments include interest (income) expense, certain litigation expenses and general corporate (income) expense. The fiscal third quarter of 2024 includes charges for talc matters of $2.0 billion. For additional details related to talc refer to Note 11 to the Consolidated Financial Statements.
Innovative Medicine segment
The Innovative Medicine segment income before tax as a percent of sales in the fiscal third quarter of 2025 was 41.4% versus 30.7% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal third quarter of 2025 as compared to the prior year was primarily driven by the following:
•Expense of $1.25 billion to secure the global rights to the NM26 bispecific antibody (Yellow Jersey acquisition) in 2024
•Litigation expense of $0.4 billion in 2024 primarily related to Risperdal Gynecomastia
•Higher favorable change in the fair value of securities of $0.1 billion in 2025 partially offset by
•Monetization of royalty rights of $0.3 billion in 2024
•Unfavorable Product mix and the impact of Medicare Part D redesign
•Increased investment related to the acquisition of Intra-Cellular (CAPLYTA)

MedTech segment
The MedTech segment income before tax as a percent of sales in the fiscal third quarter of 2025 was 15.3% versus 13.4% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal third quarter of 2025 as compared to the prior year was primarily driven by the following:
•Higher acquisition and integration related costs of $0.2 billion in 2024 primarily related to the Shockwave acquisition
•Gain on the sale of securities of $0.2 billion in 2025
•Leveraging in Selling, Marketing and Administrative expenses partially offset by
•Macroeconomic factors in Cost of products sold
•Higher restructuring related costs of $0.1 billion in 2025
Restructuring
In fiscal 2025, the company initiated a restructuring program of its Surgery franchise within the MedTech segment to simplify and focus operations by exiting certain non-strategic product lines and optimize select sites across the network. The pre-tax restructuring expense was $128 million in the fiscal third quarter of 2025, of which $35 million was recorded in Restructuring and $93 million in Other income and expense on the Consolidated Statement of Earnings. The pre-tax restructuring expense was $157 million in the fiscal nine months of 2025, of which $64 million was recorded in Restructuring and $93 million in Other income and expense on the Consolidated Statement of Earnings. The pre-tax restructuring expense in the fiscal third quarter and fiscal nine months of 2025 primarily included costs related to asset impairments as well as market and product exits. The estimated costs of the total program are between $0.9 billion - $1.0 billion and is expected to be substantially completed by the end of fiscal year 2026.
In fiscal 2023, the Company initiated a restructuring program of its Orthopaedics franchise within its MedTech segment to streamline operations by exiting certain markets, product lines and distribution network arrangements. The pre-tax restructuring expense was $40 million in the fiscal third quarter of 2025, of which $28 million was recorded in Restructuring and $12 million in Cost of products sold on the Consolidated Statement of Earnings primarily for costs related to market and product exits. The pre-tax restructuring expense was $145 million in the fiscal nine months of 2025, of which $80 million was recorded in Restructuring, $35 million in Cost of products sold and $30 million in Other (Income)/Expense on the Consolidated Statement of Earnings primarily for costs related to asset impairments as well as market and product exits. The pre-tax restructuring expense was immaterial in the fiscal third quarter of 2024 and $107 million in the fiscal nine months of 2024, and primarily included costs related to market and product exits. Total project costs of approximately $0.6 billion have been recorded since the restructuring was announced. The estimated costs of the total program are between $0.7 billion - $0.8 billion and will be substantially completed by the end of fiscal year 2025.
In fiscal 2023, the Company completed a prioritization of its research and development (R&D) investment within the Innovative Medicine segment to focus on the most promising medicines with the greatest benefit to patients. The pre-tax restructuring charge of $100 million in the fiscal nine months of 2024 included the termination of partnered and non-partnered program costs and asset impairments. The program was completed in the fiscal fourth quarter of 2024.
For further details related to the restructuring refer to Note 12 to the Consolidated Financial Statements.
Provision for taxes on income
The worldwide effective income tax rate for the fiscal nine months was 21.5% in 2025 and 16.9% in 2024.
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
For further details related to the fiscal 2025 provision for taxes refer to Note 5 to the Consolidated Financial Statements.

Form 10-Q	53

Liquidity and capital resources
Acquisitions
(net of cash acquired)
Proceeds from the disposal of assets/businesses, net

Dividends to shareholders
Cash flows
Cash and cash equivalents were $18.2 billion at the end of the fiscal third quarter of 2025 as compared with $24.1 billion at the end of fiscal year 2024. The primary sources and uses of cash that contributed to the $5.9 billion decrease were:

(Dollars In Billions)
24.1	Q4 2024 Cash and cash equivalents balance
17.2	net cash generated from operating activities
(19.1)	net cash used for investing activities
(4.2)	net cash used for financing activities
0.2	effect of exchange rate changes on cash and cash equivalents
$18.2	Q3 2025 Cash and cash equivalents
In addition, the Company had $0.3 billion in marketable securities at the end of the fiscal third quarter of 2025 and $0.4 billion at the end of fiscal year 2024.
Cash flow from operations of $17.2 billion was the result of:

(Dollars In Billions)
$21.7	Net earnings
11.8	non-cash expenses and other adjustments primarily for depreciation and amortization, stock-based compensation, deferred tax provision, charge for acquired in-process research and development assets and asset write-downs partially offset by the net gain on sale of assets/businesses
(3.6)	an increase in accounts receivable and inventories
1.1	an increase in accounts payable and accrued liabilities
(7.7)	an increase in other current and non-current assets
(6.2)	a decrease in other current and non-current liabilities
0.1	rounding
$17.2	Net cash flows from operations

Cash flow used for investing activities of $19.1 billion was primarily from:

(Dollars In Billions)
$(3.0)	additions to property, plant and equipment
0.4	proceeds from the disposal of assets/businesses, net
(14.5)	acquisitions, net of cash acquired
(0.4)	acquired in-process research and development assets/related milestones
0.8	net sales of investments
(2.3)	credit support agreements activity, net
(0.1)	Other and rounding
$(19.1)	Net cash used for investing activities

Cash flow used for financing activities of $4.2 billion was primarily from:

(Dollars In Billions)
$(9.3)	dividends to shareholders
(4.0)	repurchase of common stock
7.5	net proceeds from short and long term debt
1.8	proceeds from stock options exercised/employee withholding tax on stock awards, net
(0.2)	credit support agreements activity, net
$(4.2)	Net cash used for financing activities
The following table summarizes income taxes paid net of tax refunds:

(Dollars in Millions)	September 28, 2025	December 29, 2024
Total U.S. (1)	$3,740	4,156
Total Foreign	2,024	2,558
Total income taxes paid net of tax refunds	$5,764	6,714
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
As of September 28, 2025, the Company had cash, cash equivalents and marketable securities of approximately $18.6 billion and had approximately $45.8 billion of notes payable and long-term debt for a net debt position of $27.2 billion as compared to the prior year fiscal third quarter net debt position of $15.5 billion. In the fiscal first quarter of 2025, the Company issued senior unsecured notes for approximately $9.2 billion. The net proceeds from this offering were used to fund the Intra-Cellular Therapies, Inc. acquisition for approximately $14.5 billion which closed on April 2, 2025, and for general corporate purposes. For additional details on borrowings, see Note 4 to the Consolidated Financial Statements. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs, including the Company’s remaining balance of approximately $3.8 billion related to talc matters, $2.0 billion related to the current portion of Corporate bonds due and the remaining approximately $1.1 billion to settle opioid litigation (See Note 11 to the Consolidated Financial Statements for additional details). In addition, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.

Form 10-Q	55

Dividends
On July 16, 2025, the Board of Directors declared a regular cash dividend of $1.30 per share, payable on September 9, 2025, to shareholders of record as of August 26, 2025.
On October 14, 2025, the Board of Directors declared a regular cash dividend of $1.30 per share, payable on December 9, 2025, to shareholders of record as of November 25, 2025. The Company expects to continue the practice of paying regular quarterly cash dividends.
Other information
New accounting pronouncements
Refer to Note 1 to the Consolidated Financial Statements for new accounting pronouncements.
Economic and market factors
In July 2023, Janssen Pharmaceuticals, Inc. (Janssen) filed litigation against the U.S. Department of Health and Human Services as well as the Centers for Medicare and Medicaid Services challenging the constitutionality of the IRA's Medicare Drug Price Negotiation Program. The litigation requests a declaration that the IRA violates Janssen’s rights under the First Amendment and the Fifth Amendment to the Constitution and therefore that Janssen is not subject to the IRA’s mandatory pricing scheme. The impact of the IRA on our business and the broader pharmaceutical industry remains uncertain, as litigation filed by Janssen and other pharmaceutical companies remains ongoing and while CMS has publicly announced the maximum fair price for each of the selected drugs, implementation of the program is still in progress. In September 2025, a majority of the Third Circuit panel denied Janssen’s appeal of the district court’s decision.
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
The long-term implications of regional conflicts on the Company are difficult to predict. The financial impact of known existing conflicts in the fiscal third quarter of 2025 was not material.
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

Form 10-Q	57

Part II — Other information
Item 1 — Legal proceedings
The information called for by this item is incorporated herein by reference to Note 11 included in Part I, Item 1, Financial Statements (unaudited) — Notes to Consolidated Financial Statements.
Item 2 — Unregistered sales of equity securities and use of proceeds
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
The following table provides information with respect to Common Stock purchases by the Company during the fiscal third quarter of 2025. Common stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company's compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal third quarter.

Fiscal Month Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 30, 2025 through July 27, 2025	868,779	167.40	—	—
July 28, 2025 through August 24, 2025	4,103,196	175.64	—	—
August 25, 2025 through September 28, 2025	5,828,766	177.70	—	—
Total	10,800,741	176.09	—	—
(1)During the fiscal third quarter of 2025, the Company repurchased an aggregate of 10,800,741 shares of Johnson & Johnson Common Stock in open-market transactions, all of which were purchased as part of a systematic plan to meet the needs of the Company’s compensation programs.

Item 5 — Other information
Securities trading plans of Directors and Executive Officers. During the fiscal third quarter of 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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
Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.
Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.
Exhibit 101:

EX-101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Document

Exhibit 104:	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Form 10-Q	59

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 22, 2025

Date: October 22, 2025

JOHNSON & JOHNSON
(Registrant)

By	/s/ J. J. Wolk
J. J. Wolk, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

By	/s/ R. J. Decker Jr.
R. J. Decker Jr., Controller (Principal Accounting Officer)

