Form 10-K
period 2025-12-28
JOHNSON & JOHNSON
filed 2026-02-11
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2025
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
One Johnson & Johnson Plaza
New Brunswick, New Jersey 08933
(Address of principal executive offices)
Registrant’s telephone number, including area code: (732) 524-0400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $1.00	JNJ	New York Stock Exchange
1.150% Notes Due November 2028	JNJ28	New York Stock Exchange
2.700% Notes Due February 2029	JNJ29B	New York Stock Exchange
3.20% Notes Due June 2032	JNJ32	New York Stock Exchange
3.050% Notes Due February 2033	JNJ33B	New York Stock Exchange
1.650% Notes Due May 2035	JNJ35	New York Stock Exchange
3.350% Notes Due June 2036	JNJ36A	New York Stock Exchange
3.350% Notes Due February 2037	JNJ37B	New York Stock Exchange
3.550% Notes Due June 2044	JNJ44	New York Stock Exchange
3.600% Notes Due February 2045	JNJ45	New York Stock Exchange
3.700% Notes Due February 2055	JNJ55	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑     No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $367 billion.
On February 6, 2026, there were 2,409,898,936 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part III:
Portions of the registrant’s proxy statement for its 2026 annual meeting of shareholders to be filed within 120 days after the close of the registrant’s fiscal year (the “Proxy Statement”), are incorporated by reference to this report on Form 10-K (this “Report”).

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

Part I
Item 1. Business
General
Johnson & Johnson and its subsidiaries (the Company) have approximately 138,200 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the healthcare field. Johnson & Johnson is a holding company, with operating companies conducting business in virtually all countries of the world. The Company’s primary focus is products related to human health and well-being. Johnson & Johnson was incorporated in the State of New Jersey in 1887.
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
Innovative Medicine
The Innovative Medicine segment is focused on the following therapeutic areas: Oncology (e.g., prostate cancer, hematologic malignancies, lung cancer and bladder cancer), Immunology (e.g., rheumatoid arthritis, psoriatic arthritis, inflammatory bowel disease and psoriasis), Neuroscience (e.g., mood disorders, neurodegenerative disorders and schizophrenia), Pulmonary Hypertension (e.g., Pulmonary Arterial Hypertension), Infectious Diseases (e.g., HIV/AIDS) and Cardiovascular and Metabolism (e.g., thrombosis, diabetes and macular degeneration). Medicines in this segment are distributed directly to retailers, wholesalers, distributors, hospitals and healthcare professionals for prescription use. Key products in the Innovative Medicine segment include: CARVYKTI (ciltacabtagene autoleucel), a chimeric antigen receptor (CAR)-T-cell therapy for the treatment of patients with relapsed/refractory multiple myeloma; DARZALEX (daratumumab), a treatment for multiple myeloma; DARZALEX FASPRO (daratumumab and hyaluronidase-fihj), a treatment for multiple myeloma and light chain (AL) Amyloidosis; ERLEADA (apalutamide), a next-generation androgen receptor inhibitor for the treatment of patients with prostate cancer; IMBRUVICA (ibrutinib), a treatment for certain B-cell malignancies, or blood cancers and chronic graft versus host disease; RYBREVANT (amivantamab), a fully-human bispecific antibody for adults with EGFR-mutated non-small cell lung cancer and LAZCLUZE (lazertinib), an oral, brain-penetrant EGFR tyrosine kinase inhibitor for non-small cell lung cancer; RYBREVANT FASPRO (amivantamab and hyaluronidase-lpuj), a subcutaneous therapy for patients with non-small cell lung cancer; TALVEY (talquetamab-tgvs) a bispecific antibody for adults with relapsed or refractory multiple myeloma who have received at least four prior lines of therapy; TECVAYLI (teclistamab-cqyv), a bispecific antibody for adults with relapsed or refractory multiple myeloma who have received at least four prior lines of therapy; ZYTIGA (abiraterone acetate), a treatment for patients with prostate cancer; REMICADE (infliximab), a treatment for a number of immune-mediated inflammatory diseases; SIMPONI (golimumab), a subcutaneous treatment for adults with moderate to severe rheumatoid arthritis, active psoriatic arthritis, active ankylosing spondylitis and moderately active to severely active ulcerative colitis; SIMPONI ARIA (golimumab), an intravenous treatment for adults with moderate to severe rheumatoid arthritis, active psoriatic arthritis and active ankylosing spondylitis and active polyarticular juvenile idiopathic arthritis (pJIA) in people 2 years of age and older; STELARA (ustekinumab), a treatment for adults and children with moderate to severe plaque psoriasis, for adults with active psoriatic arthritis, for adults with moderately to severely active Crohn's disease and treatment of moderately to severely active

2025 Annual Report	1

ulcerative colitis; TREMFYA (guselkumab), a treatment for patients with moderate-to-severe plaque psoriasis, active psoriatic arthritis, moderate-to-severe Crohn’s disease and moderate-to-severe ulcerative colitis; CAPLYTA (lumateperone) is used in adults along with an antidepressant to treat major depressive disorder (MDD), depressive episodes associated with bipolar I or bipolar II disorder (bipolar depression) alone or with lithium or valproate; or to treat schizophrenia; CONCERTA (methylphenidate HCl) extended-release tablets CII, a treatment for attention deficit hyperactivity disorder; INVEGA SUSTENNA/XEPLION (paliperidone palmitate), for the treatment of schizophrenia and schizoaffective disorder in adults; INVEGA TRINZA/TREVICTA (paliperidone palmitate), for the treatment of schizophrenia in patients after they have been adequately treated with INVEGA SUSTENNA for at least four months; SPRAVATO (Esketamine), a nasal spray, used along with an oral antidepressant, to treat adults with treatment-resistant depression (TRD) and depressive symptoms in adults with major depressive disorder (MDD) with suicidal thoughts or actions; EDURANT (rilpivirine), PREZISTA (darunavir) and PREZCOBIX/REZOLSTA (darunavir/cobicistat), antiretroviral medicines for the treatment of human immunodeficiency virus (HIV) in combination with other antiretroviral products and SYMTUZA (darunavir/cobicistat/emtricitabine/tenofovir alafenamide), a once-daily single tablet regimen for the treatment of HIV; OPSUMIT (macitentan)/OPSYNVI (macitentan/tadalafil) as monotherapy or in combination, indicated for the long-term treatment of pulmonary arterial hypertension (PAH); UPTRAVI (selexipag), the only approved oral and intravenous, selective IP receptor agonist targeting a prostacyclin pathway in PAH; XARELTO (rivaroxaban), an oral anticoagulant for the prevention of deep vein thrombosis (DVT), which may lead to pulmonary embolism (PE) in patients undergoing hip or knee replacement surgery, to reduce the risk of stroke and systemic embolism in patients with nonvalvular atrial fibrillation, and for the treatment and reduction of risk of recurrence of DVT and PE to reduce the risk of major cardiovascular events in patients with coronary artery disease (CAD) and peripheral artery disease (PAD), for the treatment and secondary prevention of thromboembolism in pediatric patients, and for thromboprophylaxis in pediatric patients following the Fontan procedure. Many of these medicines were developed in collaboration with strategic partners or are licensed from other companies and maintain active lifecycle development programs.
MedTech
The MedTech segment develops and manufactures a broad portfolio of products used in cardiovascular, orthopaedics, surgery, and vision supporting physicians, hospitals, eye care professionals and healthcare systems across a wide range of acute and elective procedures. These products are designed to address disease states where procedural intervention plays a central role in treatment and patient outcomes. The Cardiovascular portfolio includes electrophysiology products used to diagnose and treat heart rhythm disorders, mechanical circulatory support technologies (Abiomed) used in patients with cardiogenic shock or those undergoing a high-risk percutaneous coronary intervention (PCI), circulatory restoration products (Shockwave) for the treatment of calcified coronary artery disease (CAD) and peripheral artery disease (PAD), and neurovascular care that treats stroke and other conditions. These offerings are primarily delivered through minimally invasive, catheter based approaches and are used by interventional cardiologists, electrophysiologists and neurointerventional specialists. The Orthopaedics portfolio includes products and enabling technologies that support joint reconstruction, trauma, spine, sports-related injuries, and others. The Surgery portfolio includes a range of surgical products and enabling technologies for use across open, laparoscopic and robotic surgical procedures. This portfolio includes instrumentation, energy devices, stapling systems, wound closure, biosurgery products, and digital and robotic technologies designed to support procedural consistency and efficiency across multiple surgical specialties. The Surgery portfolio also includes solutions that focus on breast aesthetics and reconstruction (Mentor). These products are used in hospitals and surgical centers worldwide and are supported by ongoing development of surgical techniques and clinical evidence. The Vision portfolio includes contact lenses marketed under the ACUVUE brand, TECNIS premium intraocular lenses for cataract surgery, and other products used in cataract and refractive procedures. Vision products are used by eye care professionals and ophthalmic surgeons and span both corrective and surgical vision care. These MedTech products are distributed to wholesalers, hospitals, and retailers and are used predominantly in the professional fields by physicians, nurses, hospitals, eye care professionals, and clinics.
In October 2025, the Company announced its intention to separate its Orthopaedics business. The Company intends to explore multiple paths to effect the planned separation with a targeted completion within 18 to 24 months after the initial announcement.
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
Patents
The Company's subsidiaries have made a practice of obtaining patent protection on their products and processes where possible. They own, or are licensed under, a significant number of patents in the U.S. and other countries relating to their products, product uses, formulations and manufacturing processes. The Company’s subsidiaries face patent challenges from third parties, including challenges seeking to manufacture and market generic and biosimilar versions of the Company's key pharmaceutical products prior to expiration of the applicable patents covering those products. Significant legal proceedings and claims involving the Company's patent and other intellectual property are described in Note 19 Legal proceedings—Intellectual property of the Notes to Consolidated Financial Statements included in Item 8 of this Report.
Sales of the Company’s largest product, collectively DARZALEX (daratumumab) and DARZALEX FASPRO (daratumumab and hyaluronidase-fihj), accounted for approximately 15.0% of the Company's total revenues for fiscal 2025. Genmab A/S owns two patent families related to DARZALEX, and Janssen Biotech, Inc. (a wholly-owned subsidiary of the Company) has an exclusive license to those patent families. Royalty rate ranges from 12% to 20% of total DARZALEX net sales. For the fiscal 2025 and 2024, royalty amounts to Genmab were approximately $2.4 billion and $2.0 billion, respectively. The two patent families both expire in the United States in 2029, and in Europe, compound/use patent protection in select countries extends to 2031/2032. Janssen Biotech, Inc. owns separate patent portfolios related to DARZALEX FASPRO and DARZALEX IV.
Sales of the Company’s second largest product, STELARA (ustekinumab) accounted for approximately 6.5% of the Company's total revenues for fiscal 2025. Third parties have filed biologics license applications with the U.S. FDA, the European Medicines Agency, and other government authorities seeking approval to market biosimilar versions of STELARA around the globe. The Company expects continued launches of biosimilar versions of STELARA globally which will continue to negatively impact the Company’s sales of STELARA.
Sales of the Company’s third largest product, TREMFYA (guselkumab), accounted for approximately 5.5% of the Company's total revenues for fiscal 2025. Janssen Biotech, Inc. owns multiple patent families related to TREMFYA, including a composition patent family projected to expire in the United States in 2031. In addition, Janssen Biotech, Inc. is a party to license agreements related to TREMFYA with an aggregate royalty rate of approximately 5.0% of total TREMFYA net sales payable to third parties.
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

2025 Annual Report	3

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
The regulatory agencies under whose purview the Company operates have administrative powers that may subject it to actions such as product withdrawals, recalls, seizure of products and other civil and criminal sanctions. In some cases, the Company’s subsidiaries may deem it advisable to initiate field actions, such as product recalls, regardless of whether it has been required or directed to.
The U.S. FDA and regulatory agencies around the globe are also increasing their enforcement activities. If the U.S. FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our pharmaceutical products or medical technologies are ineffective or pose an unreasonable safety risk, the U.S. FDA could ban such products, detain or seize adulterated or misbranded products, order a recall, repair, replacement, or refund of such products, withdraw approval/clearance/classification for such products, refuse to grant pending applications for marketing authorization or require certificates of foreign governments for exports, and/or require us to notify health professionals and others that the products present unreasonable risks of substantial harm to the public health. The U.S. FDA may also assess civil or criminal penalties against us, our officers or employees and impose operating restrictions on a company-wide basis, or enjoin and/or restrain certain conduct resulting in violations of applicable law. The U.S. FDA may also recommend prosecution to the U.S.

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
The costs of human healthcare have been and continue to be a subject of study, investigation and regulation by governmental agencies and legislative bodies around the world. In the U.S., attention has been focused by states, regulatory agencies and Congress on prices, profits, overutilization and the quality and costs of healthcare generally. Laws and regulations have been enacted to require adherence to strict compliance standards and prevent fraud and abuse in the healthcare industry. There is increased focus on interactions and financial relationships between healthcare companies and healthcare providers. Various state and federal transparency laws and regulations require disclosures of payments and other transfers of value made to certain healthcare practitioners, including physicians, teaching hospitals, and certain non-physician practitioners. Federal and foreign laws governing international business practices require strict compliance with anti-corruption standards and certain prohibitions with respect to payments to any foreign government official. Payors and Pharmacy Benefit Managers (PBMs) are a potent force in the marketplace, and increased attention is being paid to the impact of PBM practices on healthcare cost and access in the U.S.
Our business has been and continues to be affected by federal and state legislation that alters the pricing, coverage, and reimbursement landscape. The federal Inflation Reduction Act of 2022 (IRA) includes provisions that effectively authorize the government to establish prices for certain high-spend single-source drugs and biologics reimbursed by the Medicare program, starting in 2026 for Medicare Part D drugs and 2028 for Medicare Part B drugs. In 2023, the Centers for Medicare & Medicaid Services (CMS) published the first “Selected Drug” list, which includes XARELTO and STELARA as well as IMBRUVICA, which is developed in collaboration and co-commercialized in the U.S. with Pharmacyclics LLC, an AbbVie company. The IRA specifies a ceiling price but not a minimum price for selected drugs and does not require CMS to use a specific framework for determining selected drug prices. The selected products are subject to a government-established price for the Medicare population beginning in 2026. CMS has indicated that, beginning in 2027, it will remove Xarelto and Stelara from the Selected Drug List, such that the products will no longer be subject to the IRA's minimum pricing provisions. In January 2026, CMS published the Selected Drug list for 2028, which includes ERLEADA.
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
In July 2023, Janssen Pharmaceuticals, Inc. (Janssen) filed litigation against the U.S. Department of Health and Human Services as well as the Centers for Medicare and Medicaid Services challenging the constitutionality of the IRA's Medicare Drug Price Negotiation Program. The litigation requests a declaration that the IRA violates Janssen’s rights under the First Amendment and the Fifth Amendment to the Constitution and therefore that Janssen is not subject to the IRA’s mandatory pricing scheme. While the impact of the IRA on our business and the broader pharmaceutical industry remains uncertain, as litigation filed by Janssen and other pharmaceutical companies remains ongoing, CMS has publicly announced the maximum fair price for each of the selected drugs and has recently begun implementing the program. In December 2025, Janssen sought review by the U.S. Supreme Court of the Third Circuit majority's affirmance of the district court's denial of its summary judgment motion.
In January 2026, the Company reached an agreement with the U.S. Administration to improve access to medicines and lower costs for U.S. patients. Additionally, we expect continued scrutiny on drug pricing and government price reporting from Congress, agencies, and other bodies at the federal and state levels, which may result in additional regulations, including models or other mechanisms to increase pricing controls and/or transparency.
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

2025 Annual Report	5

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
Employees and human capital management
As of December 28, 2025 and December 29, 2024 the number of employees was approximately:

	2025	2024
Employees(1)	140,800	139,800
Full-time equivalent (FTE) positions(2)	138,200	138,100
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

Culture and employee engagement
At Johnson & Johnson, employees are guided by Our Credo, which sets forth the Company's responsibilities to patients, consumers, customers, healthcare professionals, employees, communities and shareholders. Employees worldwide must adhere to the Company’s Code of Business Conduct, which sets fundamental requirements and serves as a foundation for the Company policies, procedures and guidelines, all of which provide additional guidance on expected employee behaviors in every market where it operates. The Company conducts global surveys that offer its employees the ability to provide feedback and valuable insight to help address potential human resources risks and identify opportunities to improve. In 2025, 95% of global employees across 73 countries participated in Our Credo Survey which was offered in 36 languages.
Growth and development
To lead in the changing healthcare landscape, it is crucial that the Company continue to attract and retain top talent. In 2025, the Company's voluntary turnover rate was 5.8%. The Company believes that its employees must be equipped with the right knowledge and skills and be provided with opportunities to grow and develop in their careers. Accordingly, professional development programs and educational resources are available to all employees. The Company's objective is to foster a learning culture that helps shape each person’s unique career path while creating a robust pipeline of talent to deliver on the Company’s long-term strategies. In furtherance of this objective, the Company deploys a global approach to ensure development is for everyone, regardless of where they are on their career journey. To prioritize learning, the Company has an annual Global Learning Day in which employees are encouraged to set aside a full day to explore skill-building courses on its state-of-the-art learning platform, J&J Learn.
Our workforce
As stated in Our Credo, we are responsible to our employees who work with us throughout the world. As a result, and as guided by applicable laws, external insights and employee feedback, we continually strive to meet the needs of our global workforce of individuals from many different backgrounds, abilities, cultures and perspectives. We are committed to cultivating an inclusive, Credo‑based work environment where employees are recognized and rewarded based on merit.
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

2025 Annual Report	7

Available information
The Company’s main corporate website address is www.jnj.com. The Company makes its SEC filings available on the Company’s website at www.investor.jnj.com/financials/sec-filings, as soon as reasonably practicable after having been electronically filed or furnished to the SEC. The Company's SEC filings are also available at the SEC’s website at www.sec.gov.
Investors and the public should note that the Company also announces information through its press releases and media statements at www.jnj.com/media-center, investor.jnj.com and www.factsabouttalc.com. We use these websites to communicate with investors and the public about our products, litigation and other matters. It is possible that the information we post to these websites could be deemed to be material information. Therefore, we encourage investors and others interested in the Company to review the information posted to these websites in conjunction with www.jnj.com, the Company's SEC filings, press releases, public conference calls and webcasts.
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
The Company’s manufacturing of products requires the timely delivery of sufficient amounts of complex, high-quality components and materials. The Company’s subsidiaries operate 63 manufacturing facilities as well as sourcing from thousands of suppliers around the world. The Company has in the past, and may in the future, face unanticipated interruptions and delays in manufacturing through its internal or external supply chain. Manufacturing disruptions can occur for many reasons including regulatory action, production quality deviations or safety issues, labor disputes, labor shortages, site-specific incidents (such as fires), natural disasters such as hurricanes and other severe weather events, raw material shortages, lack of available inspectors, political unrest, terrorist attacks and epidemics or pandemics. Such delays and difficulties in manufacturing can result in product shortages, declines in sales and reputational impact as well as significant remediation and related costs associated with addressing the shortage.
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

2025 Annual Report	9

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

The Company is subject to an increasing number of costly and complex governmental regulations in the countries in which operations are conducted which may have a material adverse affect on the Company’s financial condition and business operations.
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
Product concerns, whether raised internally or by litigants, regulators or consumer advocates, and whether or not based on scientific evidence, can result in safety alerts, field actions, such as product recalls, governmental investigations, regulatory action on the part of the U.S. FDA (or its counterpart in other countries), private claims and lawsuits, payment of fines and settlements, declining sales and reputational damage. These circumstances can also result in damage to brand image, brand equity and consumer trust in the Company’s products. Product recalls have in the past, and could in the future, prompt government investigations and inspections, the shutdown of manufacturing facilities, continued product shortages and related sales declines, significant remediation costs, reputational damage, possible civil penalties and criminal prosecution.
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

2025 Annual Report	11

Changes in tax laws or exposures to additional tax liabilities could negatively impact the Company’s operating results.
Changes in tax laws or regulations in the U.S. and around the world, including global minimum taxes could negatively impact the Company’s effective tax rate and results of operations. A change in statutory tax rate or certain international tax provisions in any country would result in the revaluation of the Company’s deferred tax assets and liabilities related to that particular jurisdiction in the period in which the new tax law is enacted. This change would result in an expense or benefit recorded in the Company’s Consolidated Statement of Earnings. The Company closely monitors these proposals as they arise in the countries where it operates. Changes to tax laws or regulations may occur at any time, and any related expense or benefit recorded may be material to the fiscal quarter and year in which the law change is enacted.
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
The Company’s continued growth and success depends on its ability to innovate and develop new and differentiated products and services that address the evolving healthcare needs of patients, providers and consumers. Development of successful products and technologies is also necessary to offset revenue losses when the Company’s existing products lose market share due to various factors such as competition and loss of patent exclusivity. New products introduced within the past five years accounted for approximately 25% of 2025 sales. The Company cannot be certain when or whether it will be able to develop, license or otherwise acquire companies, products and technologies, whether particular product candidates will be granted regulatory approval, and, if approved, whether the products will be commercially successful.
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
Foreign currency exchange: In fiscal 2025, approximately 43% of the Company’s sales occurred outside of the U.S., with approximately 23% in Europe, 5% in the Western Hemisphere, excluding the U.S., and 15% in the Asia-Pacific and Africa region. Changes in non-U.S. currencies relative to the U.S. dollar impact the Company’s revenues and expenses. While the Company uses financial instruments to mitigate the impact of fluctuations in currency exchange rates on its cash flows, unhedged exposures continue to be subject to currency fluctuations. In addition, the weakening or strengthening of the U.S. dollar may result in significant favorable or unfavorable translation effects when the operating results of the Company’s non-U.S. business activity are translated into U.S. dollars.
Inflation and currency devaluation risks: The Company faces challenges in maintaining profitability of operations in economies experiencing high inflation rates. Specifically, the Company has accounted for operations in Argentina, Turkey, Venezuela and Egypt as highly inflationary, as the prior three-year cumulative inflation rate surpassed 100%. While the Company strives to maintain profit margins in these areas through cost reduction programs, productivity improvements and periodic price increases, it might experience operating losses as a result of continued inflation.

2025 Annual Report	13

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
Anti-corruption and other regulations: The Company is subject to various federal and foreign laws that govern its international business practices with respect to payments to government officials. Those laws include the U.S. Foreign Corrupt Practices Act (FCPA), which prohibits U.S. publicly traded companies from promising, offering, or giving anything of value to foreign officials with the corrupt intent of influencing the foreign official for the purpose of helping the Company obtain or retain business or gain any improper advantage. The Company’s business is heavily regulated and therefore involves significant interaction with foreign officials. Also, in many countries outside the U.S., the healthcare providers who prescribe human pharmaceuticals are employed by the government and the purchasers of human pharmaceuticals are government entities; therefore, the Company’s interactions with these prescribers and purchasers are subject to regulation under the FCPA. In addition to the U.S. application and enforcement of the FCPA, various jurisdictions in which the Company operates have laws and regulations, including the U.K. Bribery Act 2010, aimed at preventing and penalizing corrupt and anticompetitive behavior. Enforcement activities under these laws could subject the Company to additional administrative and legal proceedings and actions, which could include claims for civil penalties, criminal sanctions, and administrative remedies, including exclusion from healthcare programs.
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
As described above, the Company has extensive operations and business activity throughout the world. Global tensions, conflict and/or war among any of the countries in which we conduct business or distribute our products may result in foreign currency volatility, decreased demand for our products in affected countries, and challenges to our global supply chain related to increased costs of materials and other inputs for our products and suppliers. Most recently, we have experienced, and expect to continue to experience, impacts to the Company's business resulting from the Russia-Ukraine war, conflict in the Middle East as well as increasing tensions between the U.S. and China. In response to heightened conflict, such as the Russia-Ukraine war, governments may impose export controls and broad financial and economic sanctions. Our business and operations may be further impacted by the imposition of tariffs, trade protection measures or other policies - including data localization laws and restrictions on data transfers - adopted by any country that favor domestic companies and technologies over foreign competitors. Additional sanctions or other measures may be imposed by the global community, including but not limited to limitations on our ability to file, prosecute and maintain patents, trademarks and other intellectual property rights. Furthermore, in some countries, action may be taken that allows companies and individuals to exploit inventions owned by patent holders from the United States and many other countries without consent or compensation and we may not be able to prevent third parties from practicing the Company's inventions or from selling or importing products. In addition, the U.S. government has imposed and/or announced the potential imposition of tariffs on products manufactured in other jurisdictions.

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
Risks related to the planned separation of our Orthopaedics business
The planned separation of the Company's Orthopaedics business may not be completed on the terms or timeline currently contemplated, if at all, and may not achieve the expected results
In October 2025, the Company announced its intention to separate the Company's Orthopaedics business. The Company is targeting completion of the planned separation in 18 to 24 months after initial announcement. Completion of the planned separation will be subject to the satisfaction of certain conditions, including, among others, consultations with works councils and other employee representative bodies, as may be required, final approval of the Company's Board of Directors, and receipt of other regulatory approvals. There can be no assurance regarding the ultimate timing of the planned separation or that such separation will be completed. Unanticipated developments could delay, prevent or otherwise adversely affect the planned separation, including but not limited to disruptions in general or financial market conditions or potential problems or delays in obtaining various regulatory approvals or clearances.
The costs to complete the planned separation will be significant. In addition, the Company may be unable to achieve some of the strategic and financial benefits that it expects to achieve from the planned separation of the Company's Orthopaedics business
The Company will incur significant expenses in connection with the planned separation. In addition, the Company may not be able to achieve the full strategic and financial benefits that are expected to result from the planned separation. The anticipated benefits of the planned separation are based on a number of assumptions, some of which may prove incorrect.
Following the planned separation, the price of shares of the Company's common stock may fluctuate significantly
The Company cannot predict the effect of the planned separation on the trading price of shares of its common stock, and market value of shares of its common stock may be less than, equal to or greater than the market value of shares of its common stock prior to the planned separation. In addition, the price of the Company's common stock may be more volatile around the time of the planned separation.
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

2025 Annual Report	15

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
To meet business objectives, the Company relies on both internal information technology (IT) systems and networks, and those of third parties and their vendors, to process and store sensitive data (including confidential research, business plans, financial information, intellectual property, and personal data that may be subject to legal protection) to ensure the continuity of the Company’s supply chain and operations, and as part of many of the products we deliver to customers. The extensive range of information security and cybersecurity threats, which affect companies globally, pose a persistent risk to the security and availability of these systems and networks, including to customer products that are connected to or rely on such systems and networks, and the confidentiality, integrity, and availability of the Company’s sensitive data. The Company assesses these threats, responds to attacks and breaches that it has experienced, and makes investments to increase internal protection, detection, and response capabilities, as well as ensure the Company’s third-party providers have required capabilities and controls, to address this risk. Because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks and increasing use and reliance on third parties, there is the potential for the Company to be adversely impacted. This impact could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action. The increasing use of AI and other emerging technology could also increase these risks. The Company maintains cybersecurity insurance in the event of an information security or cyber incident; however, the coverage may not be sufficient to cover all financial, legal, business or reputational losses.
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

2025 Annual Report	17

Item 2. Properties
The Company's subsidiaries operate 63 manufacturing facilities occupying approximately 10.4 million square feet of floor space. The manufacturing facilities are used by the industry segments of the Company’s business approximately as follows:

Segment	Square Feet (in thousands)
Innovative Medicine	5,245
MedTech	5,118
Worldwide Total	10,363
Within the U.S., three facilities are used by the Innovative Medicine segment and 19 by the MedTech segment. Outside of the U.S., 16 facilities are used by the Innovative Medicine segment and 25 by the MedTech segment.
The locations of the manufacturing facilities by major geographic areas of the world are as follows:

Geographic Area	Number of Facilities	Square Feet (in thousands)
United States	22	3,037
Europe	22	5,035
Western Hemisphere, excluding U.S.	7	1,054
Africa, Asia and Pacific	12	1,237
Worldwide Total	63	10,363
In addition to the manufacturing facilities discussed above, the Company maintains numerous office, research and development and warehouse facilities throughout the world.
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

Vanessa Broadhurst, 57
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

Joaquin Duato, 63
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

Elizabeth Forminard, 55
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

Kristen Mulholland, 59
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

John C. Reed, M.D., Ph.D., 67
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

2025 Annual Report	19

Tim Schmid, 56
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

James Swanson, 60
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

Jennifer L. Taubert, 62
Member, Executive Committee; Executive Vice President, Worldwide Chairman, Innovative Medicine
Ms. J. L. Taubert was appointed Executive Vice President, Worldwide Chairman, Innovative Medicine and a member of the Executive Committee in 2018. She joined the Company in 2005 as Worldwide Vice President and held several executive positions of increasing responsibility in the Pharmaceuticals sector, including Company Group Chairman, North America, and Company Group Chairman, The Americas from 2012-2018.

Kathryn E. Wengel, 60
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

Joseph J. Wolk, 59
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

Part II
Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
As of February 4, 2026, there were 108,358 record holders of common stock of the Company. Additional information called for by this item is incorporated herein by reference to the following sections of this Report: Note 16 “Common Stock, Stock Option Plans and Stock Compensation Agreements” of the Notes to Consolidated Financial Statements included in Item 8; and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information.”
Issuer purchases of equity securities
The following table provides information with respect to common stock purchases by the Company during the fiscal fourth quarter of 2025. Common stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company’s compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal fourth quarter.

Fiscal Period	Total Number of Shares Purchased(1)	Avg. Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 29, 2025 through October 26, 2025	3,806,577	192.15	—	—
October 27, 2025 through November 23, 2025	1,690,213	193.54	—	—
November 24, 2025 through December 28, 2025	4,225,966	204.81	—	—
Total	9,722,756		—
(1)During the fiscal fourth quarter of 2025, the Company repurchased an aggregate of 9,722,756 shares of Johnson & Johnson Common Stock in open-market transactions, all of which were purchased as part of a systematic plan to meet the needs of the Company’s compensation programs.
Item 6. Reserved

2025 Annual Report	21

Item 7. Management’s discussion and analysis of results of operations and financial condition
Organization and business segments
Description of the company and business segments
Johnson & Johnson and its subsidiaries (the Company) have approximately 138,200 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the healthcare field. The Company conducts business in virtually all countries of the world with the primary focus on products related to human health and well-being.
The Company is organized into two business segments: Innovative Medicine and MedTech. The Innovative Medicine segment is focused on the following therapeutic areas: Oncology, Immunology, Neuroscience, Pulmonary Hypertension, Infectious Diseases, and Cardiovascular and Metabolism. Products in this segment are distributed directly to retailers, wholesalers, distributors, hospitals and healthcare professionals for prescription use. The MedTech segment includes a broad portfolio of products used in the Surgery, Orthopaedic, Cardiovascular and Vision fields. These products are distributed to wholesalers, hospitals and retailers, and used principally in the professional fields by physicians, nurses, hospitals, eye care professionals and clinics.
In October 2025, the Company announced its intention to separate its Orthopaedics business. The Company intends to explore multiple paths to effect the planned separation with a targeted completion within 18 to 24 months after the initial announcement.
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
New products introduced within the past five years accounted for approximately 25% of 2025 sales. In 2025, $14.7 billion was invested in research and development reflecting management’s commitment to create life-enhancing innovations and to create value through partnerships that will profoundly impact of health for humanity.
Our approximately 138,200 employees are critical drivers of the Company’s success. Employees are empowered and inspired to lead with Our Credo and purpose as guides. This allows every employee to use the Company’s reach and size to advance the Company’s purpose, and to also lead with agility and urgency. Leveraging the extensive resources across the enterprise enables the Company to innovate and execute with excellence. This ensures the Company can remain focused on addressing the unmet needs of society every day and invest for an enduring impact, ultimately delivering value to its patients, consumers and healthcare professionals, employees, communities and shareholders.

Research &
development
Acquisitions*
(net of cash acquired)
Dividends paid
per share
*    Includes business combinations and asset acquisitions
Results of operations
Analysis of consolidated sales
For discussion on results of operations and financial condition pertaining to the fiscal years 2024 and 2023 see the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2024, Item 7. Management's discussion and analysis of results of operations and financial condition.
In 2025, worldwide sales increased 6.0% to $94.2 billion as compared to an increase of 4.3% in 2024. These sales changes consisted of the following:

Sales increase/(decrease) due to:	2025	2024
Volume	8.4%	5.9%
Price	(3.1)	0.0
Currency	0.7	(1.6)
Total	6.0%	4.3%
The net impact of acquisitions and divestitures on the worldwide sales growth was a positive impact of 1.1% in 2025, primarily related to CAPLYTA and Shockwave and a positive impact of 0.5% in 2024 primarily related to Shockwave.
Sales by U.S. companies were $53.8 billion in 2025 and $50.3 billion in 2024. This represents increases of 6.9% in 2025 and 8.3% in 2024. In the fiscal year 2025, acquisitions and divestitures had a net positive impact of 2.0% on the U.S. sales growth primarily related to CAPLYTA and Shockwave. Sales by international companies were $40.4 billion in 2025 and $38.5 billion in 2024. This represents an increase of 5.0% in 2025, and a decrease of 0.5% in 2024. In fiscal 2025, acquisitions and divestitures had a net positive impact of 0.1% on the international operational* sales growth, primarily related to Shockwave. In the fiscal year 2025, the negative impact of the STELARA sales decline, due to biosimilar competition, was approximately 6.2%, 7.6% and 4.4% on worldwide, U.S. and international operational sales, respectively.
The five-year compound annual growth rates for worldwide, U.S. and international sales were 6.7%, 7.9% and 5.2%, respectively. The ten-year compound annual growth rates for worldwide, U.S. and international sales were 5.2%, 5.8% and 4.5%, respectively.

2025 Annual Report	23

In 2025, sales by companies in Europe achieved growth of 6.5% as compared to the prior year, which included operational growth of 2.4% and a positive currency impact of 4.1%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 3.4% as compared to the prior year, which included operational growth of 8.4%, and a negative currency impact of 5.0%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 3.2% as compared to the prior year, including operational growth of 3.1% and a positive currency impact of 0.1%.
In 2025, the Company utilized three wholesalers distributing products for both segments that represented approximately 21.8%, 15.5% and 11.1% of the total gross revenues. In 2024, the Company had three wholesalers distributing products for both segments that represented approximately 20.5%, 15.6% and 12.3% of the total gross revenues.
2025 Sales by geographic region (in billions)
2025 Sales by segment (in billions)
Note: values may have been rounded
*operational excludes the effect of translational currency
Analysis of sales by business segments
Innovative Medicine segment
Innovative Medicine segment sales in 2025 were $60.4 billion, an increase of 6.0% from 2024, which included operational growth of 5.3% and a positive currency impact of 0.7%. U.S. sales were $36.3 billion, an increase of 7.0%. International sales were $24.1 billion, an increase of 4.6%, which included operational growth of 2.9% and a positive currency impact of 1.7%. In 2025, the net impact of acquisitions and divestitures on the worldwide Innovative Medicine segment operational sales growth was a positive 1.2%, related to CAPLYTA. In 2025, the negative impact of the STELARA sales decline, primarily due to biosimilar competition, was an approximate 10.4%, 12.3% and 7.9% on worldwide, U.S. and international Innovative Medicine segment operational sales, respectively.

Major Innovative Medicine therapeutic area sales:

(Dollars in Millions)	2025	2024	Total Change	Operations Change	Currency Change
Total Oncology	$25,380	$20,781	22.1%	20.9%	1.2%
CARVYKTI	1,887	963	95.9	94.3	1.6
DARZALEX	14,351	11,670	23.0	22.0	1.0
ERLEADA	3,574	2,999	19.2	17.2	2.0
IMBRUVICA	2,823	3,038	(7.1)	(8.6)	1.5
RYBREVANT/ LAZCLUZE(1)	734	327	*	*	*
TALVEY(2)	463	287	61.3	60.3	1.0
TECVAYLI	670	549	22.1	21.5	0.6
ZYTIGA /abiraterone acetate	502	631	(20.4)	(21.2)	0.8
Other Oncology	376	317	18.5	17.5	1.0
Total Immunology	15,728	17,828	(11.8)	(12.0)	0.2
REMICADE	1,768	1,605	10.2	10.5	(0.3)
SIMPONI/SIMPONI ARIA	2,668	2,190	21.8	21.7	0.1
STELARA	6,078	10,361	(41.3)	(41.5)	0.2
TREMFYA	5,155	3,670	40.5	39.8	0.7
Other Immunology	61	3	*	*	*
Total Neuroscience	7,837	7,115	10.1	9.9	0.2
CAPLYTA(3)	700	—	*	*	—
CONCERTA/methylphenidate	584	641	(9.0)	(8.6)	(0.4)
INVEGA SUSTENNA/XEPLION/INVEGA TRINZA/TREVICTA	3,810	4,222	(9.8)	(9.9)	0.1
SPRAVATO	1,696	1,077	57.4	57.0	0.4
Other Neuroscience	1,048	1,175	(10.9)	(11.5)	0.6
Total Pulmonary Hypertension	4,437	4,282	3.6	3.2	0.4
OPSUMIT/OPSYNVI(4)	2,325	2,225	4.5	4.0	0.5
UPTRAVI	1,902	1,817	4.7	4.3	0.4
Other Pulmonary Hypertension	209	240	(12.7)	(13.0)	0.3
Total Infectious Diseases	3,241	3,396	(4.6)	(6.5)	1.9
EDURANT/rilpivirine	1,486	1,272	16.9	12.2	4.7
PREZISTA/PREZCOBIX/REZOLSTA/SYMTUZA	1,579	1,712	(7.7)	(8.1)	0.4
Other Infectious Diseases(5)	175	412	(57.5)	(57.7)	0.2
Total Cardiovascular / Metabolism / Other	3,778	3,562	6.1	6.0	0.1
XARELTO	2,633	2,373	11.0	11.0	—
Other	1,145	1,189	(3.7)	(4.0)	0.3
Total Innovative Medicine Sales	$60,401	56,964	6.0%	5.3%	0.7%

2025 Annual Report	25

(1)Previously in Other Oncology, Includes the sales of RYBREVANT and RYBREVANT + LAZCLUZE
(2)Previously in Other Oncology
(3)Acquired with Intra-Cellular Therapies on April 2, 2025
(4)OPSYNVI was previously in Other Pulmonary Hypertension
(5)Includes the Covid-19 Vaccine in 2024
*    Percentage greater than 100% or not meaningful
Oncology products achieved sales of $25.4 billion in 2025, representing an increase of 22.1% as compared to the prior year. Strong sales of DARZALEX (daratumumab) were driven by continued share gains and market growth. Growth of ERLEADA (apalutamide) was primarily due to continued share gains and market growth partially offset by the impact of Medicare Part D redesign. Increased sales of CARVYKTI (ciltacabtagene autoleucel) were driven by continued share gains and capacity expansion. Additionally, sales from the ongoing launches and share gains of TECVAYLI (teclistamab-cqyv), TALVEY (talquetamab-tgvs) and RYBREVANT (amivantamab)/LAZCLUZE (lazertinib) contributed to the growth. Growth was partially offset by ZYTIGA (abiraterone acetate) due to loss of exclusivity and IMBRUVICA (ibrutinib) due to competitive pressures and the impact of Medicare Part D redesign.
Immunology products sales were $15.7 billion in 2025, a decline of 11.8% as compared to the prior year primarily due to the decline of STELARA (ustekinumab) sales driven by the impact of biosimilar competition and Medicare Part D redesign. The growth of TREMFYA (guselkumab) was due to share gains and market growth. The increase in SIMPONI/SIMPONI ARIA sales was primarily driven by the Merck, Sharp & Dohme return of rights in Europe in the fiscal fourth quarter of 2024. The increase in REMICADE (infliximab) sales was due to favorable patient mix, market growth and the Merck, Sharp & Dohme return of rights in Europe in the fiscal fourth quarter of 2024, partially offset by continued biosimilar competition.
Sales of STELARA in the United States were approximately $3.8 billion in fiscal 2025. Third parties have filed biologics license applications with the U.S. FDA, the European Medicines Agency, and other government authorities seeking approval to market biosimilar versions of STELARA around the globe. The Company expects continued launches of biosimilar versions of STELARA globally which will continue to negatively impact the Company’s sales of STELARA.
At least two biosimilars are pursuing regulatory approval for a SIMPONI biosimilar in the United States, which would likely result in a significant reduction in future sales.
Neuroscience products, which include sales of CAPLYTA (lumateperone) acquired with the Intra-Cellular Therapies (Intra-Cellular) acquisition on April 2, 2025, achieved sales of $7.8 billion in 2025, representing an increase of 10.1% as compared to the prior year. Growth of SPRAVATO (esketamine) was driven by continued increased physician and patient demand. Growth was partially offset by the sales decline of INVEGA SUSTENNA / XEPLION / INVEGA TRINZA / TREVICTA primarily due to the impact of Medicare Part D redesign.
Pulmonary Hypertension products achieved sales of $4.4 billion, representing an increase of 3.6% as compared to the prior year. Sales growth of OPSUMIT (macitentan)/OPSYNVI (macitentan/tadalafil) was driven by share gains and market growth partially offset by the impact of Medicare Part D redesign and UPTRAVI (selexipag) was driven by market growth partially offset by the impact of Medicare Part D redesign. The Company expects generic competition for OPSUMIT in 2026, which would likely result in a significant reduction in future sales.
Infectious disease products sales were $3.2 billion in 2025, a decline of 4.6% as compared to the prior year primarily driven by declines across the portfolio including COVID-19 vaccine revenue in Other Infectious Diseases. The decline was partially offset by growth of EDURANT/rilpivirine.
Cardiovascular/Metabolism/Other products achieved sales were $3.8 billion, representing an increase of 6.1% as compared to the prior year. The growth of XARELTO (rivaroxaban) sales was primarily driven by the impact of Medicare Part D redesign and market growth partially offset by continued share loss.
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

During 2025, the Company advanced its pipeline with several regulatory submissions and approvals for new drugs and additional indications for existing drugs as follows:

Product Name (Chemical Name)	Indication	US Approval	EU Approval	US Filing	EU Filing
AKEEGA (niraparib/abiraterone)	Treatment of patients with M1 Metastatic Castration-Sensitive Prostate Cancer (AMPLITUDE)	•			•
CAPLYTA (lumateperone)	Adjunctive treatment for Major Depressive Disorder	•
DARZALEX (daratumumab)	Treatment for frontline multiple myeloma transplant ineligible (CEPHEUS)		•	•
DARZALEX (daratumumab)	Treatment as subcutaneous monotherapy for high-risk smoldering multiple myeloma (AQUILA)	•	•
ICOTYDE (icotrokinra)	Treatment for Psoriasis (ICONIC)			•	•
INLEXZO (gemcitabine intravesical system)	Treatment for non muscle invasive bladder cancer (SunRISe-1)	•
IMAAVY (nipocalimab)	Treatment for Generalized Myasthenia Gravis (Vivacity MG3)	•	•
IMAAVY (nipocalimab)	Treatment for Generalized Myasthenia Gravis Pediatrics (VIBRANCE MG)	•
IMBRUVICA (ibrutinib)	Treatment for frontline MCL (Triangle)		•
RYBREVANT (amivantamab)	Treatment for subcutaneous (PALOMA-3)	•	•
SIMPONI (golimumab)	Treatment of Patients with Pediatric Ulcerative Colitis (PURSUIT 2)	•	•
SPRAVATO (esketamine)	Treatment of Patients with Treatment Resistant Depression monotherapy (TRD4005)	•
STELARA (ustekinumab)	Treatment of Patients with Pediatric Crohn's Disease		•	•
STELARA (ustekinumab)	Treatment of Patients with Pediatric Ulcerative Colitis (UNIFI JR)			•	•
TECVAYLI (teclistamab)	Multiple Myeloma 1-3PLs (MajesTEC-3)			•
TREMFYA (guselkumab)	Treatment of Patients with Ulcerative Colitis (QUASAR)		•
TREMFYA (guselkumab)	Subcutaneous Induction for treatment of patients with Ulcerative Colitis (ASTRO)	•	•
TREMFYA (guselkumab)	Subcutaneous Induction for treatment of patients with Crohn's Disease (GRAVITI)	•	•
TREMFYA (guselkumab)	Treatment of Patients with Crohn's Disease (GALAXI)	•	•
TREMFYA (guselkumab)	Treatment of Patients with Pediatric Psoriasis (PROTOSTAR)	•			•
TREMFYA (guselkumab)	Treatment of patients with Psoriatic Arthritis Structural Damage (APEX)			•
TREMFYA (guselkumab)	Treatment of Patients with Pediatric Juvenile Psoriatic Arthritis	•

2025 Annual Report	27

MedTech segment
The MedTech segment sales in 2025 were $33.8 billion, an increase of 6.1% from 2024, which included operational growth of 5.4% and a positive currency impact of 0.7%. U.S. sales were $17.4 billion, an increase of 6.6% as compared to the prior year. International sales were $16.4 billion, an increase of 5.5% as compared to the prior year, which included operational growth of 4.1% and a positive currency impact of 1.4%. In 2025, the net impact of acquisitions and divestitures on the MedTech segment worldwide operational sales growth was a positive 1.1% primarily related to the Shockwave acquisition.
Major MedTech franchise sales:

(Dollars in Millions)	2025	2024	Total Change	Operations Change	Currency Change
Surgery	$10,137	9,845	3.0%	2.5%	0.5%
Advanced	4,577	4,488	2.0	1.5	0.5
General	5,560	5,358	3.8	3.3	0.5
Orthopaedics	9,258	9,158	1.1	0.3	0.8
Hips	1,674	1,638	2.1	1.4	0.7
Knees	1,587	1,545	2.7	2.0	0.7
Trauma	3,146	3,049	3.2	2.4	0.8
Spine, Sports & Other	2,852	2,926	(2.5)	(3.5)	1.0
Cardiovascular	8,928	7,707	15.8	15.2	0.6
Electrophysiology	5,634	5,267	7.0	6.4	0.6
Abiomed	1,751	1,496	17.1	16.2	0.9
Shockwave(1)	1,146	564	*	*	*
Other Cardiovascular	397	380	4.3	3.8	0.5
Vision	5,468	5,146	6.3	5.3	1.0
Contact Lenses/Other	3,910	3,733	4.8	3.6	1.2
Surgical	1,558	1,413	10.2	9.9	0.3
Total MedTech Sales	$33,792	31,857	6.1%	5.4%	0.7%
(1)Acquired on May 31, 2024
*    Percentage greater than 100% or not meaningful
The Surgery franchise achieved sales of $10.1 billion in 2025, representing an increase of 3.0% from 2024. Growth in Advanced Surgery was primarily due to the strength of the portfolio and commercial execution in Biosurgery as well as new products in Endocutters. This was partially offset by China volume-based procurement across all platforms and competitive pressures in Energy and Endocutters. Growth in General Surgery was primarily driven by technology penetration and upgrades within the differentiated Wound Closure portfolio. This growth was partially offset by the impact from divestitures.
The Orthopaedics franchise achieved sales of $9.3 billion in 2025, representing an increase of 1.1% from 2024. All platforms were negatively impacted by revenue disruption from the previously announced Orthopaedics restructuring, which is now substantially complete, the negative impact of volume-based procurement in China and selling days. The growth in Hips was primarily due to new product launches. The growth in Knees was primarily driven by the ATTUNE portfolio, pull through related to the VELYS Robotic assisted solution. Growth in Trauma was driven by the adoption of recently launched products and commercial execution. The decline in Spine, Sports & Other was primarily driven by competitive pressures and price pressures in the U.S. Early Interventional segment partially offset by new product launches.
In October 2025, the Company announced its intention to separate its Orthopaedics business. The Company intends to explore multiple paths to effect the planned separation with a targeted completion within 18 to 24 months after the initial announcement.

The Cardiovascular franchise achieved sales of $8.9 billion in 2025, representing an increase of 15.8% from 2024. Electrophysiology growth was driven by procedure growth, new product performance and commercial execution. This was partially offset by competitive pressures in Pulsed Field Ablation catheters. Abiomed sales reflect the continued strong adoption of Impella 5.5 and Impella CP. Shockwave sales growth was driven by Coronary and Peripheral portfolios and new product launches.
The Vision franchise achieved sales of $5.5 billion in 2025, representing an increase of 6.3% from 2024. Contact Lenses/Other growth was primarily driven by market growth, continued strong performance in the ACUVUE OASYS 1-Day family of products (including recent launches) and strategic price actions. Surgical growth was primarily driven by the continued strength of recent product innovations, robust demand and commercial execution.
Analysis of consolidated earnings before provision for taxes on income
Consolidated earnings before provision for taxes on income was $32.6 billion and $16.7 billion for the years 2025 and 2024, respectively. As a percent to sales, consolidated earnings before provision for taxes on income was 34.6% and 18.8%, in 2025 and 2024, respectively.
Earnings before provision for taxes
(Dollars in billions. Percentages in chart are as a percent to total sales)
Cost of products sold and selling, marketing and administrative expenses:
Cost of products sold
Selling, marketing & administrative
(Dollars in billions. Percentages in chart are as a percent to total sales)

2025 Annual Report	29

Cost of products sold:
Cost of products sold increased as a percent to sales driven by:
•Unfavorable product mix driven by the decline of STELARA sales and unfavorable transactional currency in the Innovative Medicine business
•Tariffs, unfavorable transactional currency and macroeconomic factors in the MedTech business partially offset by
•Non-recurring, acquisition related fair value Inventory step-up of $0.1 billion in 2025 versus $0.4 billion in 2024 related to the business combination accounting associated with the Shockwave acquisition in the MedTech business
The intangible asset amortization expense included in cost of products sold was $4.6 billion in fiscal 2025 and $4.5 billion in fiscal 2024.
Selling, Marketing and Administrative expense:
Selling, Marketing and Administrative Expenses decreased as a percent to sales driven by:
•Corporate administrative expense rationalization
•Planned leverage in the Innovative Medicine business
partially offset by
•Increased investment related to the acquisition of Intra-Cellular (CAPLYTA)
Research and Development expense:
Research and development expense by segment of business was as follows:

	2025		2024
(Dollars in Millions)	Amount	% of Sales*	Amount	% of Sales*
Innovative Medicine	$11,827	19.6%	$13,529	23.8%
MedTech	2,838	8.4	3,703	11.6
Total research and development expense	$14,665	15.6%	$17,232	19.4%
Percent increase/(decrease) over the prior year	(14.9%)		14.2%
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
Research and Development decreased as a percent to sales primarily driven by:
•Acquired in-process research & development expense of $1.25 billion to secure the global rights to the NM26 bispecific antibody (Yellow Jersey acquisition) in the Innovative Medicine business in 2024
•Acquired in-process research & development expense of $0.5 billion from the V-Wave acquisition and a Laminar milestone of $0.3 billion in the MedTech business in 2024
•Leverage resulting from investment prioritization in the Innovative Medicine business
In-Process Research and Development Impairments (IPR&D): In the fiscal year 2025, the Company recorded a charge of approximately $0.1 billion primarily related to a non-strategic asset acquired with Abiomed in 2022. In the fiscal year 2024, the Company recorded a charge of approximately $0.2 billion primarily associated with the M710 (biosimilar) asset acquired as part of the acquisition of Momenta Pharmaceuticals in 2020. There was also a partial impairment of this asset for $0.2 billion in the fiscal 2023. This asset is fully impaired.

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
Other (income) expense, net for the fiscal year 2025 reflected an increase in income of $11.9 billion as compared to the prior year primarily due to the following:

(Dollars in Billions)(Income)/Expense	2025	2024	Change
Litigation related(1)	$(6.0)	5.5	(11.5)
Employee benefit plan related	(0.5)	(0.9)	0.4
Changes in the fair value of securities(2)	(0.4)	0.3	(0.7)
Acquisition, Integration and Divestiture related(3)	0.2	0.8	(0.6)
Monetization of royalty rights	0.0	(0.3)	0.3
Other	(0.5)	(0.7)	0.2
Total Other (Income) Expense, Net	$(7.2)	4.7	(11.9)
(1)The fiscal year 2025 includes the reversal of approximately $7.0 billion, a significant portion of the previously accrued talc reserve and an expense of $0.8 billion for the Auris shareholder litigation. The fiscal year 2024 includes charges of approximately $5.1 billion for talc matters (See Note 19 to the Consolidated Financial Statements for additional details).
(2)The fiscal year 2024 includes the loss of $0.4 billion on the completion of the debt for equity exchange of the retained stake in Kenvue.
(3)The fiscal year 2025 is primarily related to the acquisitions of Intra-Cellular (CAPLYTA) and Halda Therapeutics partially offset by the reduction of the Abiomed contingent value right (CVR) liability. The fiscal year 2024 is primarily related to the acquisition of Shockwave.
Interest (Income) Expense: Interest income in the fiscal year 2025 was $1.1 billion as compared to $1.3 billion in 2024. Interest income decreased as compared to the prior year driven by lower interest rates earned on cash balances. Interest expense in the fiscal year 2025 was $1.0 billion as compared to $0.8 billion in 2024. Interest expense was higher as compared to the prior year due to a higher average debt balance. Cash, cash equivalents and marketable securities totaled $20.1 billion at the end of 2025, and averaged $22.3 billion as compared to the cash, cash equivalents and marketable securities total of $24.5 billion and $23.7 billion average balance in 2024. The total debt balance at the end of 2025 was $47.9 billion with an average debt balance of $42.3 billion as compared to $36.6 billion at the end of 2024 and an average debt balance of $33.0 billion. The higher debt balance was due to the senior unsecured notes issued by the Company in the fiscal first quarter of 2025. The net proceeds from this offering were used to fund the Intra-Cellular Therapies, Inc. acquisition which closed on April 2, 2025 and for general corporate purposes.
Income before tax by segment
Income before tax by segment of business was as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	2025	2024	2025	2024	2025	2024
Innovative Medicine	$22,266	18,919	60,401	56,964	36.9%	33.2
MedTech	4,113	3,740	33,792	31,857	12.2	11.7
Segment earnings before tax(1)	26,379	22,659	94,193	88,821	28.0	25.5
(Income) Expenses not allocated to segments(2)	(6,202)	5,972
Worldwide income before tax	$32,581	16,687	94,193	88,821	34.6%	18.8
(1)See Note 17 to the Consolidated Financial Statements for more details.
(2)Amounts not allocated to segments include interest (income) expense and general corporate (income) expense. The fiscal year 2025 includes the reversal of approximately $7.0 billion, a significant portion of the previously accrued talc reserve. The fiscal year 2024 includes charges for talc matters of approximately $5.1 billion and a loss of approximately $0.4 billion related to the debt to equity exchange of the Company's remaining shares of Kenvue Common Stock.

2025 Annual Report	31

Innovative Medicine segment:
In 2025, the Innovative Medicine segment income before tax as a percent to sales was 36.9% versus 33.2% in 2024. The increase in the income before tax as a percent of sales was primarily driven by the following:
•Acquired in-process research and development expense of $1.25 billion to secure the global rights to the NM26 bispecific antibody (Yellow Jersey acquisition) in 2024
•Litigation income of $0.1 billion in 2025 versus expense of $0.4 billion in 2024, primarily related to Risperdal Gynecomastia
•Research & development leverage resulting from investment prioritization partially offset by
•Acquisition, integration and divestiture related net expense of $0.4 billion in 2025 primarily related to Intra-Cellular and Halda Therapeutics and $0.1 billion in 2024
•Monetization of royalty rights of $0.3 billion in 2024
•Unfavorable Product mix, the impact of Medicare Part D redesign and unfavorable transactional currency
•Increased investment related to the acquisition of Intra-Cellular (CAPLYTA)
MedTech segment:
In 2025, the MedTech segment income before tax as a percent to sales was 12.2% versus 11.7% in 2024. The increase in the income before tax as a percent to sales was primarily driven by the following:
•Acquisition, integration and divestiture related net income of $0.2 billion in 2025 primarily driven by a contingent value right liability reduction associated with Abiomed versus net costs of $1.0 billion in 2024 primarily related to the Shockwave acquisition
•Acquired in-process research and development expense of $0.5 billion from the V-Wave acquisition and $0.3 billion for a Laminar milestone in 2024
•Gain on the sale of securities of $0.2 billion in 2025
partially offset by
•Litigation expense of $0.9 billion in 2025, primarily related to Auris shareholder litigation
•Higher restructuring related costs of $0.5 billion in 2025 versus $0.2 billion in 2024
•Tariffs, unfavorable transactional currency and macroeconomic factors in Cost of products sold
Restructuring: In fiscal 2025, the company initiated a restructuring program of its Surgery franchise within the MedTech segment to simplify and focus operations by exiting certain non-strategic product lines and optimize select sites across the network. The pre-tax restructuring expense was $205 million in the fiscal year 2025, of which $76 million was recorded in Restructuring, $122 million in Other income and expense and $7 million in Cost of products sold on the Consolidated Statement of Earnings. The pre-tax restructuring expense in the fiscal year 2025 primarily included costs related to asset impairments as well as product exits. The estimated costs of the total program are between $0.9 billion - $1.0 billion and is expected to be substantially completed by the end of fiscal year 2026.
In fiscal 2023, the Company initiated a restructuring program of its Orthopaedics franchise within its MedTech segment to streamline operations by exiting certain markets, product lines and distribution network arrangements. The pretax restructuring expense was $307 million in the fiscal year 2025, of which $152 million was recorded in Restructuring, $84 million in Cost of products sold and $71 million in Other (Income)/Expense on the Consolidated Statement of Earnings primarily for costs related to asset impairments as well as market and product exits. The pre-tax restructuring expense was $167 million in the fiscal year 2024, of which $132 million was recorded in Restructuring and $35 million was recorded in Cost of products sold on the Consolidated Statement of Earnings, primarily included costs related to market and product exits. The pre-tax restructuring expense was $319 million in the fiscal year 2023, of which $40 million was recorded in Restructuring and $279 million was recorded in Cost of products sold on the Consolidated Statement of Earnings, primarily included inventory and instrument charges related to market and product exits. Total project costs of approximately $0.8 billion have been recorded since the restructuring was announced and the program has been substantially completed in the fiscal year 2025.

In fiscal 2023, the Company completed a prioritization of its research and development (R&D) investment within the Innovative Medicine segment to focus on the most promising medicines with the greatest benefit to patients. This resulted in the exit of certain programs within therapeutic areas. The pre-tax restructuring charge of $102 million in the fiscal year 2024 was recorded in Restructuring on the Consolidated Statement of Earnings, and included the termination of partnered and non-partnered development program costs, asset impairments and asset divestments. The pre-tax restructuring expense was $479 million in the fiscal year 2023, of which $449 million was recorded in Restructuring and $30 million was recorded in Cost of products sold on the Consolidated Statement of Earnings included the termination of partnered and non-partnered program costs and asset impairments. Total project costs of approximately $0.6 billion have been recorded since the restructuring was announced and the program was completed in the fiscal fourth quarter of 2024.
See Note 20 to the Consolidated Financial Statements for additional details related to the restructuring programs.
Provision for Taxes on Income: The worldwide effective income tax rate from continuing operations was 17.7% in 2025 and 15.7% in 2024. For discussion related to the fiscal year 2025 provision for taxes refer to Note 8 to the Consolidated Financial Statements.
On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework that was supported by over 130 countries worldwide. Several EU and non-EU countries have enacted Pillar Two legislation with an initial effective date of January 1, 2024, with other aspects of the law effective in 2025 or later. While countries continue to enact new provisions or issue new regulations this could have an impact to the Company’s effective tax rate. The Company will continue to monitor further developments to determine any potential impact in the countries in which we operate, such as the recently issued administrative guidance on the side-by-side system that will fully exclude U.S. parented groups from certain provisions of the Pillar Two Framework.
Liquidity and capital resources
Liquidity & cash flows
Cash and cash equivalents were $19.7 billion at the end of 2025 as compared to $24.1 billion at the end of 2024.
The primary sources and uses of cash that contributed to the $4.4 billion decrease were:

(Dollars in billions)
$24.1	Q4 2024 Cash and cash equivalents balance
24.5	cash generated from operating activities
(23.6)	net cash used for investing activities
(5.5)	net cash used for financing activities
0.2	effect of exchange rate and rounding
$19.7	Q4 2025 Cash and cash equivalents balance
In addition, the Company had $0.4 billion in marketable securities at the end of fiscal year 2025 and $0.4 billion at the end of fiscal year 2024. See Note 1 to the Consolidated Financial Statements for additional details on cash, cash equivalents and marketable securities.

2025 Annual Report	33

Cash flow from operations of $24.5 billion was the result of:

(Dollars In billions)
$26.8	Net Earnings
10.4	non-cash expenses and other adjustments primarily for depreciation and amortization, stock-based compensation, asset write-downs, charges for acquired in-process research and development and deferred tax provision partially offset by net gain on sale of assets/businesses
(6.2)	an increase in other current and non-current assets
(5.7)	a decrease in other current and non-current liabilities
2.4	an increase in accounts payable and accrued liabilities
(3.2)	an increase in accounts receivable and inventories
$24.5	Cash flow from operations
Cash flow used for investing activities of $23.6 billion was primarily due to:

(Dollars in billions)
$(4.8)	additions to property, plant and equipment
(17.5)	acquisitions, net of cash acquired
0.7	proceeds from the disposal of assets/businesses, net
(0.4)	acquired in-process research and development /related milestones
0.7	net sales of investments
(2.1)	credit support agreements activity, net
(0.2)	other (including capitalized licenses and milestones)
$(23.6)	Net cash used for investing activities
Cash flow used for financing activities of $5.5 billion was primarily due to:

(Dollars in billions)
$(12.4)	dividends to shareholders
(6.0)	repurchase of common stock
9.6	net proceeds from short and long-term debt
3.4	proceeds from stock options exercised/employee withholding tax on stock awards, net
(0.2)	credit support agreements activity, net
0.1	other and rounding
$(5.5)	Net cash used for financing activities
As of December 28, 2025, the Company's notes payable and long-term debt was in excess of cash, cash equivalents and marketable securities. As of December 28, 2025, the net debt position was $27.8 billion as compared to the prior year of $12.1 billion. The debt balance at the end of 2025 was $47.9 billion as compared to $36.6 billion in 2024. In the fiscal first quarter of 2025, the Company issued senior unsecured notes for a total of $9.2 billion. For additional details on borrowings, see Note 7 to the Consolidated Financial Statements. The net proceeds from this offering were used to fund the Intra-Cellular Therapies, Inc. acquisition for approximately $14.5 billion which closed on April 2, 2025, and for general corporate purposes. Considering recent market conditions, the Company has re-evaluated its operating cash flows and liquidity profile and does not foresee any significant incremental risk. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs, including the Company’s reserve balance of approximately $3.4 billion related to talc matters, $2.0 billion related to the current portion of Corporate bonds due and the remaining approximately $1.1 billion to settle opioid litigation (See Note 19 to the Consolidated Financial Statements for additional details). In addition, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.
The following table summarizes the Company’s material contractual obligations and their aggregate maturities as of December 28, 2025: To satisfy these obligations, the Company intends to use cash from operations.

(Dollars in Millions)	Debt Obligations	Interest on Debt Obligations	Total
2026	2,000	1,458	3,458
2027	3,216	1,368	4,584
2028	3,128	1,273	4,401
2029	2,153	1,208	3,361
2030	2,689	1,118	3,807
After 2030	28,252	10,306	38,558
Total	41,438	16,731	58,169
For tax matters, see Note 8 to the Consolidated Financial Statements. For talc matters, see Note 19 to the Consolidated Financial Statements.
Financing and market risk
The Company uses financial instruments to manage the impact of foreign exchange rate changes on cash flows. Accordingly, the Company enters into forward foreign exchange contracts to protect the value of certain foreign currency assets and liabilities and to hedge future foreign currency transactions primarily related to product costs. Gains or losses on these contracts are offset by the gains or losses on the underlying transactions. A 10% appreciation of the U.S. Dollar from the December 28, 2025 market rates would increase the unrealized value of the Company’s forward contracts by approximately $0.2 billion. Conversely, a 10% depreciation of the U.S. Dollar from the December 28, 2025 market rates would decrease the unrealized value of the Company’s forward contracts by approximately $0.3 billion. In either scenario, the gain or loss on the forward contract would be offset by the gain or loss on the underlying transaction, and therefore, would have no impact on future anticipated earnings and cash flows.
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
The Company invests in both fixed rate and floating rate interest earning securities which carry a degree of interest rate risk. The fair market value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. A 1% (100 basis points) change in spread on the Company’s interest rate sensitive investments would either increase or decrease the unrealized value of cash equivalents and current marketable securities by less than $5.0 million.
The Company has access to substantial sources of funds at numerous banks worldwide. In June 2025, the Company secured a new 364-day Credit Facility of $10 billion, which expires on June 24, 2026. Interest charged on borrowings under the credit line agreement is based on either Secured Overnight Financing Rate (SOFR) Reference Rate or other applicable market rate as allowed plus applicable margins. Commitment fees under the agreement are not material.

2025 Annual Report	35

Total borrowings at the end of 2025 and 2024 were $47.9 billion and $36.6 billion, respectively. The increase in the borrowings was primarily due to the issuance of new debt in the fiscal first quarter of 2025. The Company issued senior unsecured notes for approximately $9.2 billion. The net proceeds from this offering were used to fund the Intra-Cellular Therapies, Inc. acquisition for approximately $14.5 billion which closed on April 2, 2025, and for general corporate purposes. In 2025, net debt (cash and current marketable securities, net of debt) was $27.8 billion compared to net debt of $12.1 billion in 2024. Total debt represented 37.0% of total capital (shareholders’ equity and total debt) in 2025 and 34.0% of total capital in 2024. Shareholders’ equity per share at the end of 2025 was $33.86 compared to $29.70 at year-end 2024.
A summary of borrowings can be found in Note 7 to the Consolidated Financial Statements.
Dividends
The Company increased its dividend in 2025 for the 63rd consecutive year. Cash dividends paid were $5.14 per share in 2025 and $4.91 per share in 2024.
On January 2, 2026, the Board of Directors declared a regular cash dividend of $1.30 per share, payable on March 10, 2026 to shareholders of record as of February 24, 2026.
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
Sales returns allowances represent a reserve for products that may be returned due to expiration, destruction in the field, or in specific areas, product recall. In accordance with the Company’s accounting policies, the Company generally issues credit to customers for returned goods. The Company’s sales returns reserves are accounted for in accordance with the U.S. GAAP guidance for revenue recognition when right of return exists. Sales returns reserves are recorded at full sales value. Sales returns in the Innovative Medicine segment are almost exclusively not resalable. Sales returns for certain franchises in the MedTech segment are typically resalable but are not material. The Company infrequently exchanges products from inventory for returned products. The sales returns reserve for the total Company has been approximately 1.0% of annual net trade sales during the fiscal years 2025, 2024 and 2023.

Promotional programs are recorded in the same period as related sales and include volume-based sales incentive programs. Volume-based incentive programs are based on the estimated sales volumes for the incentive period and are recorded as products are sold. These arrangements are evaluated to determine the appropriate amounts to be deferred or recorded as a reduction of revenue. The Company also earns profit-share payments through collaborative arrangements of certain products, which are included in sales to customers. Profit-share payments were less than 2.0% of the total revenues in the fiscal year 2025, 2024 and 2023.
In addition, the Company enters into collaboration arrangements that contain multiple performance obligations. Amounts due from collaborative partners for these arrangements are recognized as each performance obligation is satisfied, based on the relative selling price. Upfront fees received as part of these arrangements are generally deferred and recognized over the performance period. See Note 1 to the Consolidated Financial Statements for additional disclosures on collaborations.
Reasonably likely changes to assumptions used to calculate the accruals for rebates, returns and promotions are not anticipated to have a material effect on the financial statements. The Company currently discloses the impact of changes to assumptions in the quarterly or annual filing in which there is a material financial statement impact.
Below are tables that show the progression of accrued rebates, returns, promotions, reserve for doubtful accounts and reserve for cash discounts by segment of business for the fiscal years ended December 28, 2025 and December 29, 2024.
Innovative Medicine segment

(Dollars in Millions)	Balance at Beginning of Period	Accruals	Payments/ Credits(2)	Balance at End of Period
2025
Accrued rebates(1)	$15,780	56,819	(55,071)	17,528
Accrued returns	1,124	197	(341)	980
Accrued promotions	3	1	(4)	0
Subtotal	$16,907	57,017	(55,416)	18,508
Reserve for doubtful accounts	41	0	(3)	38
Reserve for cash discounts	109	1,314	(1,300)	123
Total	$17,057	58,331	(56,719)	18,669
2024
Accrued rebates(1)	$14,661	52,786	(51,667)	15,780
Accrued returns	634	845	(355)	1,124
Accrued promotions	6	3	(6)	3
Subtotal	$15,301	53,634	(52,028)	16,907
Reserve for doubtful accounts	33	14	(6)	41
Reserve for cash discounts	111	1,493	(1,495)	109
Total	$15,445	55,141	(53,529)	17,057
(1)Includes reserve for customer rebates of $262 million at December 28, 2025 and $187 million at December 29, 2024, recorded as a contra asset.
(2)Includes adjustments to revenue recognized as a result of changes in estimates for prior year transactions

2025 Annual Report	37

MedTech segment

(Dollars in Millions)	Balance at Beginning of Period	Accruals	Payments/ Credits	Balance at End of Period
2025
Accrued rebates(1)	$1,424	6,446	(6,377)	1,493
Accrued returns	118	548	(538)	128
Accrued promotions	22	88	(86)	24
Subtotal	$1,564	7,082	(7,001)	1,645
Reserve for doubtful accounts	126	33	(14)	145
Reserve for cash discounts	6	89	(88)	7
Total	$1,696	7,204	(7,103)	1,797
2024
Accrued rebates(1)	$1,455	5,955	(5,986)	1,424
Accrued returns	125	543	(550)	118
Accrued promotions	25	62	(65)	22
Subtotal	$1,605	6,560	(6,601)	1,564
Reserve for doubtful accounts	133	31	(38)	126
Reserve for cash discounts	5	92	(91)	6
Total	$1,743	6,683	(6,730)	1,696
(1)Includes reserve for customer rebates of $767 million at December 28, 2025 and $704 million at December 29, 2024, recorded as a contra asset.
Income Taxes: Income taxes are recorded based on amounts refundable or payable for the current year and include the results of any difference between U.S. GAAP accounting and tax reporting, recorded as deferred tax assets or liabilities. The Company estimates deferred tax assets and liabilities based on enacted tax law and rates. Future changes in tax laws and rates may affect recorded deferred tax assets and liabilities in the future.
The Company records unrecognized tax benefits for uncertain tax positions. The Company follows U.S. GAAP which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management believes that changes in these estimates would not have a material effect on the Company's results of operations, cash flows or financial position.
The Company has not provided deferred taxes on the undistributed earnings on certain international subsidiaries where the earnings are considered to be indefinitely reinvested. The Company intends to continue to reinvest these earnings in those international operations. If the Company decides at a later date to repatriate these earnings to the U.S., the Company would be required to record the net tax effects on these amounts. The Company estimates that the tax effect of this repatriation would be approximately $0.6 billion under currently enacted tax laws and regulations and at current currency exchange rates. This amount does not include the possible benefit of U.S. foreign tax credits, which may substantially offset this cost.
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
New accounting pronouncements
Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 28, 2025.
Economic and market factors
The Company is aware that its products are used in an environment where, for more than a decade, policymakers, consumers and businesses have expressed concerns about the rising cost of healthcare. In response to these concerns, the Company has a long-standing policy of pricing products responsibly. For the period 2015 - 2025, in the U.S., the weighted average compound annual growth rate of the Company’s net price increases for healthcare products (prescription and over-the-counter drugs, hospital and professional products) was below the U.S. Consumer Price Index (CPI).
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
In July 2023, Janssen Pharmaceuticals, Inc. (Janssen) filed litigation against the U.S. Department of Health and Human Services as well as the Centers for Medicare and Medicaid Services challenging the constitutionality of the IRA's Medicare Drug Price Negotiation Program. The litigation requests a declaration that the IRA violates Janssen’s rights under the First Amendment and the Fifth Amendment to the Constitution and therefore that Janssen is not subject to the IRA’s mandatory pricing scheme. While the impact of the IRA on our business and the broader pharmaceutical industry remains uncertain, as litigation filed by Janssen and other pharmaceutical companies remains ongoing, CMS has publicly announced the maximum fair price for each of the selected drugs and has recently begun implementing the program. In December 2025, Janssen sought review by the U.S. Supreme Court of the Third Circuit's majority affirmance of the district court’s ruling in favor of the government.
The long-term implications of regional conflicts on the Company are difficult to predict. The financial impact of known existing conflicts in the fiscal 2025 was not material.

2025 Annual Report	39

The Company is exposed to fluctuations in currency exchange rates. A 1% change in the value of the U.S. Dollar as compared to all foreign currencies in which the Company had sales, income or expense in 2025 would have increased or decreased the translation of foreign sales by approximately $0.4 billion and net income by approximately $0.2 billion.
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
The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of December 28, 2025, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25, Contingencies. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.

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
Common stock
The Company’s Common Stock is listed on the New York Stock Exchange under the symbol JNJ. As of February 4, 2026, there were 108,358 record holders of Common Stock of the Company.
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

2025 Annual Report	41

Item 8. Financial statements and supplementary data

Johnson & Johnson and subsidiaries consolidated balance sheets
At December 28, 2025 and December 29, 2024
(Dollars in Millions Except Share and Per Share Amounts) (Note 1)

	2025	2024
Assets
Current assets
Cash and cash equivalents (Notes 1 and 2)	$19,709	24,105
Marketable securities (Notes 1 and 2)	393	417
Accounts receivable trade, less allowances $183 (2024, $167)	17,178	14,842
Inventories (Notes 1 and 3)	14,191	12,444
Prepaid expenses and other receivables	4,153	4,085
Total current assets	55,624	55,893
Property, plant and equipment, net (Notes 1 and 4)	23,169	20,518
Intangible assets, net (Notes 1 and 5)	50,403	37,618
Goodwill (Notes 1 and 5)	48,772	44,200
Deferred taxes on income (Note 8)	6,874	10,461
Other assets	14,368	11,414
Total assets	$199,210	180,104
Liabilities and Shareholders’ Equity
Current liabilities
Loans and notes payable (Note 7)	$8,495	5,983
Accounts payable	11,991	10,311
Accrued liabilities	8,594	8,549
Accrued rebates, returns and promotions	19,124	17,580
Accrued compensation and employee related obligations	4,534	4,126
Accrued taxes on income (Note 8)	1,388	3,772
Total current liabilities	54,126	50,321
Long-term debt (Note 7)	39,438	30,651
Deferred taxes on income (Note 8)	6,791	2,448
Employee related obligations (Notes 9 and 10)	6,957	7,255
Long-term taxes payable (Note 1)	486	390
Other liabilities	9,868	17,549
Total liabilities	117,666	108,614
Commitments and Contingencies (Note 19)
Shareholders’ equity
Preferred stock — without par value (authorized and unissued 2,000,000 shares)	—	—
Common stock — par value $1.00 per share (Note 12) (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	3,120	3,120
Accumulated other comprehensive income (loss) (Note 13)	(14,930)	(11,741)
Retained earnings and Additional-paid-in-capital	168,978	155,791
Less: common stock held in treasury, at cost (Note 12) (711,904,000 shares and 712,921,000 shares)	75,624	75,680
Total shareholders’ equity	81,544	71,490
Total liabilities and shareholders’ equity	$199,210	180,104
See Notes to Consolidated Financial Statements

2025 Annual Report	43

Johnson & Johnson and subsidiaries consolidated statements of earnings
(Dollars and Shares in Millions Except Per Share Amounts) (Note 1)

	2025	2024	2023
Sales to customers	$94,193	88,821	85,159
Cost of products sold	30,256	27,471	26,553
Gross profit	63,937	61,350	58,606
Selling, marketing and administrative expenses	23,676	22,869	21,512
Research and development expense	14,665	17,232	15,085
In-process research and development impairments	81	211	313
Interest income	(1,056)	(1,332)	(1,261)
Interest expense, net of portion capitalized (Note 4)	971	755	772
Other (income) expense, net	(7,209)	4,694	6,634
Restructuring (Note 20)	228	234	489
Earnings before provision for taxes on income	32,581	16,687	15,062
Provision for taxes on income (Note 8)	5,777	2,621	1,736
Net earnings from continuing operations	26,804	14,066	13,326
Net earnings from discontinued operations, net of tax (Note 21)	—	—	21,827
Net earnings	$26,804	14,066	35,153

Net earnings per share (Notes 1 and 15)

Continuing operations - basic	$11.13	5.84	5.26
Discontinued operations - basic	—	—	8.62
Total net earnings per share - basic	$11.13	5.84	13.88

Continuing operations - diluted	$11.03	5.79	5.20
Discontinued operations - diluted	—	—	8.52
Total net earnings per share - diluted	$11.03	5.79	13.72

Average shares outstanding (Notes 1 and 15)
Basic	2,407.4	2,407.3	2,533.5
Diluted	2,429.4	2,429.4	2,560.4
See Notes to Consolidated Financial Statements

Johnson & Johnson and subsidiaries consolidated statements of comprehensive income
(Dollars in Millions) (Note 1)

	2025	2024	2023
Net earnings	$26,804	14,066	35,153

Other comprehensive income (loss), net of tax
Foreign currency translation	(5,506)	1,708	(3,221)

Securities:
Unrealized holding gain (loss) arising during period	(1)	2	26
Reclassifications to earnings	—	—	—
Net change	(1)	2	26

Employee benefit plans:
Prior service credit (cost), net of amortization	(144)	(154)	(149)
Gain (loss), net of amortization	1,130	541	(1,183)
Consumer settlement/ curtailment	—	—	23
Effect of exchange rates	(128)	62	(90)
Net change	858	449	(1,399)

Derivatives & hedges:
Unrealized gain (loss) arising during period	1,953	(511)	422
Reclassifications to earnings	(493)	(862)	(569)
Net change	1,460	(1,373)	(147)

Other comprehensive income (loss)	(3,189)	786	(4,741)

Comprehensive income	$23,615	14,852	30,412
The tax cost/(benefit) effects in other comprehensive income for the fiscal years 2025, 2024 and 2023 respectively: Foreign Currency Translation; $2.5 billion, $(1.1) billion and $797 million; Employee Benefit Plans: $214 million, $86 million and $(289) million, Derivatives & Hedges: $388 million, $(365) million and $(39) million.
See Notes to Consolidated Financial Statements
Amounts presented for 2023 have not been recast to exclude discontinued operations

2025 Annual Report	45

Johnson & Johnson and subsidiaries consolidated statements of equity
(Dollars in Millions) (Note 1)

	Total	Retained Earnings and Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Common Stock Issued Amount	Treasury Stock Amount
Balance, January 1, 2023	$76,804	128,345	(12,967)	3,120	(41,694)
Net earnings	35,153	35,153
Cash dividends paid ($4.70 per share)	(11,770)	(11,770)
Employee compensation and stock option plans	2,193	(336)			2,529
Repurchase of common stock	(5,054)				(5,054)
Other	(25)				(25)
Kenvue Separation /IPO (Note 21)	(23,786)	2,451	5,181		(31,418)
Other comprehensive income (loss), net of tax	(4,741)		(4,741)
Balance, December 31, 2023	68,774	153,843	(12,527)	3,120	(75,662)
Net earnings	14,066	14,066
Cash dividends paid ($4.91 per share)	(11,823)	(11,823)
Employee compensation and stock option plans	2,094	(295)			2,389
Repurchase of common stock	(2,407)				(2,407)
Other comprehensive income (loss), net of tax	786		786
Balance, December 29, 2024	71,490	155,791	(11,741)	3,120	(75,680)
Net earnings	26,804	26,804
Cash dividends paid ($5.14 per share)	(12,381)	(12,381)
Employee compensation and stock option plans	4,773	(1,236)			6,009
Repurchase of common stock	(5,953)				(5,953)
Other comprehensive income (loss), net of tax	(3,189)		(3,189)
Balance, December 28, 2025	$81,544	168,978	(14,930)	3,120	(75,624)
See Notes to Consolidated Financial Statements

Johnson & Johnson and subsidiaries consolidated statements of cash flows
(Dollars in Millions) (Note 1)

	2025	2024	2023
Cash flows from operating activities
Net earnings	$26,804	14,066	35,153
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	7,503	7,339	7,486
Stock based compensation	1,354	1,176	1,162
Asset write-downs	204	405	1,295
Charges for acquired in-process research and development	109	1,841	483
Gain on Kenvue separation	—	—	(20,984)
Net gain on sale of assets/businesses	(263)	(226)	(117)
Deferred tax provision	1,538	(2,183)	(4,194)
Credit losses and accounts receivable allowances	(1)	11	—
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(1,781)	(406)	(624)
Increase in inventories	(1,450)	(1,128)	(1,323)
Increase in accounts payable and accrued liabilities	2,377	1,621	2,346
(Increase)/Decrease in other current and non-current assets	(6,167)	1,717	(3,480)
(Decrease)/Increase in other current and non-current liabilities	(5,697)	33	5,588
Net cash flows from operating activities	24,530	24,266	22,791
Cash flows (used by) from investing activities
Additions to property, plant and equipment	(4,832)	(4,424)	(4,543)
Proceeds from the disposal of assets/businesses, net	720	675	358
Acquisitions, net of cash acquired (Note 18)	(17,541)	(15,146)	—
Acquired in-process research and development/related milestones (Note 18)	(385)	(1,783)	(470)
Purchases of investments	(920)	(1,726)	(10,906)
Sales of investments	1,661	2,462	19,390
Credit support agreements activity, net	(2,129)	1,517	(2,963)
Other (including capitalized licenses and milestones)	(162)	(174)	12
Net cash (used by)/from investing activities	(23,588)	(18,599)	878
Cash flows (used by) from financing activities
Dividends to shareholders	(12,381)	(11,823)	(11,770)
Repurchase of common stock	(5,953)	(2,432)	(5,054)
Proceeds from short-term debt	14,586	15,277	13,743
Repayment of short-term debt	(12,330)	(9,463)	(22,973)
Proceeds from long-term debt, net of issuance costs	9,138	6,660	—
Repayment of long-term debt	(1,757)	(1,453)	(1,551)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	3,418	838	1,094
Credit support agreements activity, net	(226)	272	(219)

2025 Annual Report	47

	2025	2024	2023
Settlement of convertible debt acquired from Shockwave	—	(970)	—
Proceeds of short and long-term debt, net of issuance cost, related to the debt that transferred to Kenvue at separation	—	—	8,047
Proceeds from Kenvue initial public offering	—	—	4,241
Cash transferred to Kenvue at separation	—	—	(1,114)
Other	(34)	(38)	(269)
Net cash used by financing activities	(5,539)	(3,132)	(15,825)
Effect of exchange rate changes on cash and cash equivalents	201	(289)	(112)
(Decrease)/Increase in cash and cash equivalents	(4,396)	2,246	7,732
Cash and cash equivalents from continuing operations, beginning of period	24,105	21,859	12,889
Cash and cash equivalents from discontinued operations, beginning of period	—	—	1,238
Cash and cash equivalents, beginning of year (Note 1)	24,105	21,859	14,127

Cash and cash equivalents from continuing operations, end of period	19,709	24,105	21,859
Cash and cash equivalents from discontinued operations, end of period	—	—	—
Cash and cash equivalents, end of year (Note 1)	$19,709	24,105	21,859

Supplemental cash flow data
Cash paid during the year for:
Interest	$1,977	1,990	1,836
Interest, net of amount capitalized	1,863	1,911	1,766
Income taxes, inclusive of discontinued operations	6,539	6,714	8,574

Supplemental schedule of non-cash investing and financing activities
Treasury stock issued for employee compensation and stock option plans, net of cash proceeds/ employee withholding tax on stock awards	$2,591	1,551	1,435

See Notes to Consolidated Financial Statements
Amounts presented for 2023 have not been recast to exclude discontinued operations.

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
Description of the company
The Company has approximately 138,200 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the healthcare field. The Company conducts business in virtually all countries of the world and its primary focus is on products related to human health and well-being.
Business segments
The Company is organized into two business segments: Innovative Medicine and MedTech. The Innovative Medicine segment is focused on the following therapeutic areas: Oncology, Immunology, Neuroscience, Pulmonary Hypertension, Infectious Diseases, and Cardiovascular and Metabolic. Products in this segment are distributed directly to retailers, wholesalers, distributors, hospitals and healthcare professionals for prescription use. The MedTech segment includes a broad portfolio of products used in the Surgery, Orthopaedic, Cardiovascular and Vision fields. These products are distributed to wholesalers, hospitals and retailers, and used principally in the professional fields by physicians, nurses, hospitals, eye care professionals and clinics. In October 2025, the Company announced its intention to separate its Orthopaedics business. The Company intends to explore multiple paths to effect the planned separation with a targeted completion within 18 to 24 months after the initial announcement.
New accounting standards
Recently adopted accounting standards
ASU 2023-09: Income Taxes (Topic 740) - Improvements to Income Tax Disclosures
This update standardizes categories for the effective tax rate reconciliation, requires disaggregation of income taxes and additional income tax-related disclosures. The Company adopted this standard prospectively for fiscal year 2025. As this accounting standard only impacts disclosures, it did not have an impact on the Company’s consolidated financial results. See Note 8 to the Company's financial statements for the required disclosures.
Recently issued accounting standards
Not adopted as of December 28, 2025
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

2025 Annual Report	49

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
The Company capitalizes certain computer software and development costs, included in machinery and equipment, when incurred in connection with developing or obtaining computer software for internal use. Capitalized software costs are amortized over the estimated useful lives of the software, which generally range from 5 to 8 years.
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
Adjustments to revenue recognized as a result of changes in estimates for the Company's most significant U.S. rebates and discounts liability balances for products shipped in previous periods were approximately 3.0% and 2.0% of U.S. Innovative Medicine revenue during the fiscal years 2025 and 2024, respectively.
Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including consideration of competitor pricing. Rebates and discounts are estimated based on contractual terms, historical experience, patient outcomes, trend analysis and projected market conditions in the various markets served. A significant portion of the liability related to rebates is from the sale of the Company's pharmaceutical products within the U.S., primarily the Managed Care, Medicare and Medicaid programs, which amounted to $13.0 billion and $12.3 billion as of December 28, 2025 and December 29, 2024, respectively. The Company evaluates market conditions for products or groups of products primarily through the analysis of wholesaler and other third-party sell-through and market research data, as well as internally generated information.
Sales returns are estimated and recorded based on historical sales and returns information. Products that have lost patent exclusivity, or that otherwise exhibit unusual sales or return patterns due to dating, competition or other marketing matters are specifically investigated and analyzed as part of the accounting for sales return accruals.
Sales returns allowances represent a reserve for products that may be returned due to expiration, destruction in the field, or in specific areas, product recall. In accordance with the Company’s accounting policies, the Company generally issues credit to customers for returned goods. The Company’s sales returns reserves are accounted for in accordance with the U.S. GAAP guidance for revenue recognition when right of return exists. Sales returns reserves are recorded at full sales value. Sales returns in the Innovative Medicine segment are almost exclusively not resalable. Sales returns for certain franchises in the MedTech segment are typically resalable but are not material. The Company infrequently exchanges products from inventory for returned products. The sales returns reserve for the total Company has been approximately 1.0% of annual net trade sales during each of the fiscal years 2025, 2024 and 2023.
Promotional programs are recorded in the same period as related sales and include volume-based sales incentive programs. Volume-based incentive programs are based on the estimated sales volumes for the incentive period and are recorded as products are sold. These arrangements are evaluated to determine the appropriate amounts to be deferred or recorded as a reduction of revenue. The Company also earns profit-share payments through collaborative arrangements of certain products, which are included in sales to customers. Profit-share payments were less than 2.0% of the total revenues in the fiscal year 2025, 2024 and 2023.
See Note 17 to the Consolidated Financial Statements for further disaggregation of revenue.
Shipping and handling
Shipping and handling costs incurred were $0.9 billion during each of the fiscal years 2025, 2024 and 2023, and are included in selling, marketing and administrative expense. The amount of revenue received for shipping and handling is less than 1.0% of sales to customers for all periods presented.
Inventories
Inventories are stated at the lower of cost or net realizable value determined by the first-in, first-out method.

2025 Annual Report	51

Intangible assets and goodwill
The authoritative literature on U.S. GAAP requires that goodwill and intangible assets with indefinite lives be assessed annually for impairment. The Company completed its annual impairment test for 2025 in the fiscal fourth quarter, which did not result in an impairment. Future impairment tests will be performed annually in the fiscal fourth quarter, or sooner if warranted. In-process research and development purchased as part of a business combination is accounted for as an indefinite lived intangible asset until the underlying project is completed, at which point the intangible asset will be accounted for as a definite lived intangible asset. If warranted the purchased in-process research and development could be written off or partially impaired depending on the underlying program.
Intangible assets that have finite useful lives continue to be amortized over their useful lives and are reviewed for impairment when facts or circumstances indicate that the carrying value of the assets may not be recoverable. See Note 5 for further details on Intangible Assets and Goodwill.
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
Leases
The Company determines whether an arrangement is a lease at contract inception by establishing if the contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Right of Use (ROU) Assets and Lease Liabilities for operating leases are included in Other assets, Accrued liabilities, and Other liabilities on the consolidated balance sheet. The ROU Assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Commitments under finance leases are not significant.
ROU Assets and Lease Liabilities are recognized at the lease commencement date based on the present value of all minimum lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments, when the implicit rate is not readily determinable. Lease terms may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. The Company has elected the following policy elections: use of portfolio approach on leases of assets under master service agreements, exclusion of short term leases on the balance sheet, and not separating lease and non-lease components.
The Company primarily has operating lease for space, vehicles, manufacturing equipment and data processing equipment. The ROU asset pertaining to leases was $1.3 billion and $1.1 billion in fiscal years 2025 and 2024, respectively. The lease liability was $1.4 billion and $1.2 billion in fiscal years 2025 and 2024, respectively. The operating lease costs from continuing operations were $0.2 billion in fiscal years 2025, 2024 and 2023. Cash paid for amounts included in the measurement of lease liabilities from continuing operations were $0.3 billion in 2025 and $0.2 billion in fiscal years 2024 and 2023.

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
Separately, the Company has a number of licensing arrangements for products and compounds including DARZALEX, licensed from Genmab A/S.

2025 Annual Report	53

Advertising
Costs associated with advertising are expensed in the year incurred and are included in selling, marketing and administrative expenses. Advertising expenses worldwide, which comprised television, radio, print media and Internet advertising, were $1.6 billion, $0.6 billion and $0.5 billion in fiscal years 2025, 2024 and 2023, respectively.
Income taxes
Income taxes are recorded based on amounts refundable or payable for the current year and include the results of any difference between U.S. GAAP accounting and tax reporting, recorded as deferred tax assets or liabilities. The Company estimates deferred tax assets and liabilities based on enacted tax law and rates. Future changes in tax laws and rates may affect recorded deferred tax assets and liabilities in the future.
The Company records unrecognized tax benefits for uncertain tax positions. The Company follows U.S. GAAP which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management believes that changes in these estimates would not have a material effect on the Company's results of operations, cash flows or financial position.
The United States enacted into law on July 4, 2025, the One Big Beautiful Bill Act, (OBBBA). The OBBBA includes provisions modifying the corporate income tax code, including the immediate expensing of domestic research and development expenditures for tax purposes, 100% bonus depreciation for qualified assets, and an increase in the statutory tax rate on foreign earnings from 10.5% to 12.6%. The law also renamed the provision for taxes on foreign earnings from Global Intangible Low-Taxed Income (GILTI) to Net Controlled Foreign Corporation (CFC) Tested Income (NCTI). The Company will continue to account for NCTI under the deferred method as discussed below under the previous U.S. Tax Cuts and Jobs Act (TCJA) provisions.
Previous to the OBBBA, the United States had passed legislative changes in 2017, the TCJA which included provisions for a comprehensive overhaul of the corporate income tax code, including a reduction of the statutory corporate tax rate from 35% to 21%, effective on January 1, 2018. The TCJA included a provision for a tax on all previously undistributed earnings of U.S. companies located in foreign jurisdictions. Undistributed earnings in the form of cash and cash equivalents were taxed at a rate of 15.5% and all other earnings were taxed at a rate of 8.0%. This tax is payable over 8 years and did not accrue interest. The final payment of $2.5 billion was made in fiscal year 2025.
The TCJA also included provisions for a tax on GILTI, which is described as the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets, as provided by the TCJA. In January 2018, the FASB issued guidance that allows companies to elect as an accounting policy whether to record the tax effects of GILTI in the period the tax liability is generated (i.e., period cost) or provide for deferred tax assets and liabilities related to basis differences that exist and are expected to affect the amount of GILTI inclusion in future years upon reversal (i.e., deferred method). The Company has elected to account for GILTI, now NCTI, under the deferred method. The deferred tax amounts recorded are based on the evaluation of temporary differences that are expected to reverse as NCTI is incurred in future periods.
The Company has not provided deferred taxes on the undistributed earnings on certain international subsidiaries where the earnings are considered to be indefinitely reinvested. The Company intends to continue to reinvest these earnings in those international operations. If the Company decides at a later date to repatriate these earnings to the U.S., the Company would be required to record the net tax effects on these amounts. The Company estimates that the tax effect of this repatriation would be approximately $0.6 billion under currently enacted tax laws and regulations and at current currency exchange rates. This amount does not include the possible benefit of U.S. foreign tax credits, which may substantially offset this cost.
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
Confirmed obligations under the program as of December 28, 2025, and December 29, 2024, were $0.8 billion and $0.8 billion, respectively. The obligations are presented as Accounts payable on the Consolidated Balance Sheets.
The rollforward of the Company's valid obligations under the program were as follows:

	2025	2024
(Dollars in Millions)
Confirmed obligations - beginning of the year	$788	704
Invoices confirmed during the year	2,997	3,048
Confirmed invoices paid during the year	3,016	2,964
Effect of exchange rates	15	—
Confirmed obligations - end of the year	$784	788
Kenvue IPO/separation and discontinued operations
On May 8, 2023, Kenvue, completed an initial public offering (the IPO) resulting in the issuance of 198,734,444 shares of its common stock, par value $0.01 per share (the Kenvue Common Stock), at an initial public offering of $22.00 per share for net proceeds of $4.2 billion. The excess of the net proceeds from the IPO over the net book value of the Johnson & Johnson divested interest was $2.5 billion and was recorded to additional paid-in capital. As of the closing of the IPO, Johnson & Johnson owned approximately 89.6% of the total outstanding shares of Kenvue Common Stock.
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

2025 Annual Report	55

2. Cash, cash equivalents and current marketable securities
At the end of the fiscal year 2025 and 2024, cash, cash equivalents and current marketable securities comprised:

(Dollars in Millions)	2025
	Carrying Amount	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$3,299	3,299	3,299	—
U.S. Reverse repurchase agreements	7,063	7,063	7,063	—
Money market funds	5,993	5,993	5,993	—
Time deposits(1)	893	893	893	—
Subtotal	$17,248	17,248	17,248	—

U.S. Gov't Securities	$2,365	2,365	2,324	41
Other Sovereign Securities	260	260	102	158
Corporate and other debt securities	229	229	35	194
Subtotal available for sale(2)	$2,854	2,854	2,461	393

Total cash, cash equivalents and current marketable securities			$19,709	393

(Dollars in Millions)	2024
	Carrying Amount	Unrecognized Gain	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$2,918	—	2,918	2,918	—
Non-U.S. Sovereign Securities(1)	120	—	120	—	120
U.S. Reverse repurchase agreements	7,100	—	7,100	7,100	—
Money market funds	6,123	—	6,123	6,123	—
Time deposits(1)	1,045	—	1,045	1,045	—
Subtotal	17,306	—	17,306	17,186	120

U.S. Gov't Securities	$6,815	1	6,816	6,796	20
Other Sovereign Securities	176	—	176	83	93
Corporate and other debt securities	224	—	224	40	184
Subtotal available for sale(2)	$7,215	1	7,216	6,919	297

Total cash, cash equivalents and current marketable securities				$24,105	417
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

The contractual maturities of the available for sale debt securities at December 28, 2025 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$2,829	2,829
Due after one year through five years	25	25
Due after five years through ten years	—	—
Total debt securities	$2,854	2,854
The Company invests its excess cash in both deposits with major banks throughout the world and other high-quality money market instruments. The Company has a policy of making investments only with commercial institutions that have at least an investment grade credit rating.
3. Inventories
At the end of fiscal years 2025 and 2024, inventories comprised:

(Dollars in Millions)	2025	2024
Raw materials and supplies	$2,530	2,337
Goods in process	3,828	2,815
Finished goods	7,833	7,292
Total inventories	$14,191	12,444
4. Property, plant and equipment
At the end of fiscal years 2025 and 2024, property, plant and equipment at cost and accumulated depreciation were:

(Dollars in Millions)	2025	2024
Land and land improvements	$701	718
Buildings and building equipment	13,429	12,317
Machinery and equipment	32,873	29,444
Construction in progress	7,361	6,289
Total property, plant and equipment, gross	$54,364	48,768
Less accumulated depreciation	31,195	28,250
Total property, plant and equipment, net	$23,169	20,518
The Company capitalizes interest expense as part of the cost of construction of facilities and equipment. Interest expense capitalized in fiscal years 2025, 2024 and 2023 was $114 million, $79 million and $70 million, respectively.
Depreciation expense, including the amortization of capitalized interest in fiscal years 2025, 2024 and 2023 was $2.9 billion, $2.8 billion and $2.6 billion, respectively.
Upon retirement or other disposal of property, plant and equipment, the costs and related amounts of accumulated depreciation or amortization are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds are recorded in earnings.

2025 Annual Report	57

5. Intangible assets and goodwill
At the end of fiscal years 2025 and 2024, the gross and net amounts of intangible assets were:

(Dollars in Millions)	2025	2024
Intangible assets with definite lives:
Patents and trademarks — gross(1)	$59,156	44,695
Less accumulated amortization	(32,507)	(26,124)
Patents and trademarks — net	$26,649	18,571
Customer relationships and other intangibles — gross	$21,361	20,310
Less accumulated amortization	(14,998)	(13,544)
Customer relationships and other intangibles — net(2)	$6,363	6,766
Intangible assets with indefinite lives:
Trademarks(3)	1,772	—
Purchased in-process research and development	15,619	12,281
Total intangible assets with indefinite lives	$17,391	12,281
Total intangible assets — net	$50,403	37,618
(1)See Note 18 to the Consolidated Financial Statements for additional details related to acquisitions and divestitures.
(2)The majority is comprised of customer relationships.
(3)In October 2025, the Company announced its intention to separate its Orthopaedics business, to be named DePuy Synthes. In connection with this strategic decision, the Company determined the DePuy Synthes trademarks will continue to be used on existing and future products. Therefore, $1.7 billion of trademarks associated with the DePuy Synthes brand were reclassified from definite lived to indefinite lived. This reclassification reflects management’s revised expectations regarding the future economic life and continued use of these trademarks through and following the planned separation. Based on a qualitative assessment, the Company concluded that the trademarks are not impaired.
Goodwill as of December 28, 2025 and December 29, 2024, as allocated by segment of business, was as follows:

(Dollars in Millions)	Innovative Medicine	MedTech	Total
Goodwill at December 31, 2023	$10,407	26,151	36,558
Goodwill, related to acquisitions	640	7,569	8,209
Goodwill, related to divestitures	—	(56)	(56)
Currency translation/other	(355)	(156)	(511)
Goodwill at December 29, 2024	10,692	33,508	44,200
Goodwill, related to acquisitions	3,488	—	3,488
Goodwill, related to divestitures	—	(29)	(29)
Currency translation/other	787	326	1,113
Goodwill at December 28, 2025	$14,967	33,805	48,772
The weighted average amortization period for patents and trademarks is approximately 12 years. The weighted average amortization period for customer relationships and other intangible assets is approximately 19 years. The amortization expense of amortizable assets included in Cost of products sold was $4.6 billion, $4.5 billion and $4.5 billion before tax, for the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023, respectively. Intangible asset write-downs are included in Other (income) expense, net.

The estimated amortization expense related to intangible assets for approved products, before tax, for the five succeeding years is approximately:

(Dollars in Millions)
2026	2027	2028	2029	2030
$5,100	4,400	3,700	3,600	3,500
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
The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. The Company maintains credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of December 28, 2025 and December 29, 2024, the total amount of cash collateral paid by the Company under the CSA amounted to $4.6 billion and $2.2 billion net respectively, related to net investment and cash flow hedges. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low, because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of December 28, 2025, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $40.6 billion, $38.9 billion and $8.0 billion, respectively. As of December 29, 2024, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $45.1 billion, $40.5 billion and $9.0 billion, respectively.
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

2025 Annual Report	59

As of December 28, 2025, the balance of deferred net loss on derivatives included in accumulated other comprehensive income was $0.3 billion after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 13. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts and net investment hedges. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.
The following table is a summary of the activity related to derivatives and hedges for the fiscal years ended December 28, 2025 and December 29, 2024, net of tax:

	December 28, 2025					December 29, 2024
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	338	—	—	—	—	64	—
Derivatives designated as hedging instruments	—	—	—	(338)	—	—	—	—	(64)	—
Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	$—	—	—	193	—	—	—	—	148	—
Amount of gain or (loss) recognized in AOCI	—	—	—	193	—	—	—	—	148	—
Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	4	41	(52)	—	(19)	2	426	33	—	6
Amount of gain or (loss) recognized in AOCI	11	715	(109)	—	(44)	(7)	(156)	80	—	21
Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	326	—	—	—	—	247	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	1,187	—	—	—	—	(597)	—

As of December 28, 2025 and December 29, 2024, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges:

Line item in the Consolidated Balance Sheet in which the hedged item is included	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
(Dollars in Millions)	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Long-term Debt	$8,318	$7,935	$(694)	$(1,132)

The following table is the effect of derivatives not designated as hedging instrument for the fiscal years ended
December 28, 2025 and December 29, 2024:

(Dollars in Millions)	Location of Gain /(Loss) Recognized in Income on Derivative	Gain/(Loss) Recognized In Income on Derivative
Derivatives Not Designated as Hedging Instruments		December 28, 2025	December 29, 2024
Foreign Exchange Contracts	Other (income) expense	$(265)	8
The following table is the effect of net investment hedges for the fiscal years ended December 28, 2025 and
December 29, 2024:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified from Accumulated OCI Into Income
(Dollars in Millions)	December 28, 2025	December 29, 2024		December 28, 2025	December 29, 2024
Debt	$(1,190)	282	Interest (income) expense	—	—
Cross Currency interest rate swaps	$277	955	Interest (income) expense	—	—
The following table is a summary of the activity related to equity investments for the fiscal years ended December 28, 2025 and December 29, 2024:

	December 29, 2024			December 28, 2025
(Dollars in Millions)	Carrying Value	Changes in Fair Value Reflected in Net Income(1)	Sales/ Purchases/ Other(2)	Carrying Value	Non-Current Other Assets
Equity Investments with readily determinable value	$451	230	(16)	665	665

Equity Investments without readily determinable value	$773	253	(116)	910	910

2025 Annual Report	61

	December 31, 2023			December 29, 2024
(Dollars in Millions)	Carrying Value	Changes in Fair Value Reflected in Net Income(1)	Sales/ Purchases/ Other(2)	Carrying Value	Non-Current Other Assets
Equity Investments with readily determinable value*	$4,473	(17)	(4,005)	451	451

Equity Investments without readily determinable value	$696	(197)	274	773	773
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
For the fiscal years ended December 28, 2025 and December 29, 2024 for equity investments without readily determinable market values, $115 million and $171 million, respectively, of the changes in fair value reflected in net income were the result of impairments. There were impacts of $368 million and $26 million, respectively, of changes in the fair value reflected in net income due to changes in observable prices and gains on the disposal of investments.
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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of the fiscal year ended December 28, 2025 and December 29, 2024 were as follows:

	2025				2024
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	686	—	686	660
Interest rate contracts(2)	—	589	—	589	1,484
Total	$—	1,275	—	1,275	2,144
Liabilities:
Forward foreign exchange contracts	—	413	—	413	794
Interest rate contracts(2)	—	5,848	—	5,848	3,753
Total	$—	6,261	—	6,261	4,547
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	38	—	38	50
Liabilities:
Forward foreign exchange contracts	—	46	—	46	17
Available For Sale Other Investments:
Equity investments(3)	665	—	—	665	451
Debt securities(4)	—	2,854	—	2,854	7,216
Other Liabilities
Contingent Consideration(5)	$		753	753	1,217

Gross to Net Derivative Reconciliation	2025	2024
(Dollars in Millions)
Total Gross Assets	$1,313	2,194
Credit Support Agreements (CSA)	(1,308)	(2,172)
Total Net Asset	5	22

Total Gross Liabilities	6,307	4,564
Credit Support Agreements (CSA)	(5,903)	(4,412)
Total Net Liabilities	$404	152

2025 Annual Report	63

Summarized information about changes in liabilities for contingent consideration is as follows:

	2025	2024	2023
(Dollars in Millions)
Beginning Balance	$1,217	1,092	1,120
Changes in estimated fair value(6)	(387)	88	29
Additions(7)	—	112	—
Payments/Other	(77)	(75)	(57)
Ending Balance(5)	$753	1,217	1,092
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
(5)Includes $753 million, $1,217 million and $1,092 million, classified as non-current other liabilities as of December 28, 2025,
December 29, 2024 and December 31, 2023, respectively.
(6)In fiscal year 2025, the Company recorded a reduction of $364 million to the CVR liability associated with the 2022 Abiomed acquisition based on the reduced probability of the achievement of certain developmental and commercial milestones by the dates required in the CVR agreement. The remaining CVR balance is $0.4 billion.
(7)In fiscal year 2024, the Company recorded $105 million of contingent consideration related to Proteologix.
As of December 28, 2025 and December 29, 2024, cash and cash equivalents includes money market funds of $5,993 million and $6,123 million, respectively, which would be considered level 1 in the fair value hierarchy

See Notes 2 and 7 for financial assets and liabilities held at carrying amount on the Consolidated Balance Sheet.

7. Borrowings
The components of long-term debt are as follows:

(Dollars in Millions)	2025	2024
2.625% Notes due 2025	$—	750
0.55% Notes due 2025	—	999
2.45% Notes due 2026	2,000	1,999
2.95% Notes due 2027	968	927
0.95% Notes due 2027	1,499	1,458
4.50% Notes due 2027(4)	749	—
1.150% Notes due 2028 (750MM Euro 1.1785)(1)/(750MM Euro 1.0401)(2)	882	777
2.90% Notes due 2028	1,498	1,498
4.55% Notes due 2028(4)	748	—
6.95% Notes due 2029	299	298
4.80% Notes due 2029	1,147	1,146
2.70% Notes due 2029 (4) (600MM Euro 1.1785)(1)	707	—
1.30% Notes due 2030	1,693	1,646
4.70% Notes due 2030(4)	996	—
4.90% Notes due 2031	1,146	1,145
3.20% Notes due 2032 (700MM Euro 1.1785)(1)/($700MM Euro 1.0401)(2)	822	725
4.85% Notes due 2032(4)	1,243	—
4.95% Notes due 2033	499	499
4.375% Notes due 2033	853	854
3.05% Notes due 2033(4) ( 700MM Euro 1.1785)(1)	823	—
4.95% Notes due 2034	847	846
1.650% Notes due 2035 (1.5B Euro 1.1785)(1)/(1.5B Euro 1.0401)(2)	1,758	1,550
5.00% Notes due 2035(4)	1,244	—
3.35% Notes due 2036 (800MM Euro 1.1785)(1)(800MM Euro 1.0401)(2)	938	827
3.587% Notes due 2036	919	869
5.95% Notes due 2037	995	994
3.625% Notes due 2037	1,409	1,358
3.35% Notes due 2037(4) (1B Euro 1.1785)(1)	1,176	—
5.85% Notes due 2038	697	697
3.40% Notes due 2038	994	993
4.50% Notes due 2040	542	541
2.10% Notes due 2040	898	845
4.85% Notes due 2041	298	297
4.50% Notes due 2043	497	496
3.55% Notes due 2044 (1B Euro 1.1785)(1)(1B Euro 1.0401)(2)	1,168	1,030
3.60% Notes due 2045(4) (700MM Euro 1.1785)(1)	819	—
3.73% Notes due 2046	1,979	1,978
3.75% Notes due 2047	876	822
3.50% Notes due 2048	744	744

2025 Annual Report	65

2.25% Notes due 2050	861		808
5.25% Notes due 2054	843		843
3.70% Notes due 2055(4) (1B Euro 1.1785)(1)	1,173		—
2.45% Notes due 2060	1,112		1,058
Other	79		83
Subtotal	41,438	(3)	32,400	(3)
Less current portion	2,000		1,749
Total long-term debt	$39,438		$30,651
(1)Translation rate at December 28, 2025.
(2)Translation rate at December 29, 2024.
(3)The excess of the carrying value over the fair value of debt was $1.7 billion and $2.0 billion at the end of the fiscal year 2025 and the fiscal year 2024, respectively.
(4)In the fiscal first quarter of 2025, the Company issued senior unsecured notes for approximately $9.2 billion. The net proceeds from this offering were used to fund the Intra-Cellular Therapies, Inc. acquisition which closed on April 2, 2025, and for general corporate purposes.
Fair value of the long-term debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.
The Company has access to substantial sources of funds at numerous banks worldwide. In June 2025, the Company secured a new 364-day Credit Facility of $10 billion, which expires on June 24, 2026. Interest charged on borrowings under the credit line agreement is based on either the Term SOFR Reference Rate or other applicable market rates as allowed under the terms of the agreement, plus applicable margins. Commitment fees under the agreements are not material.
Throughout fiscal years 2025 and 2024, the Company continued to have access to liquidity through the commercial paper market. Short-term borrowings and the current portion of long-term debt amounted to approximately $8.5 billion and $6.0 billion at the end of fiscal years 2025 and 2024, respectively. The current portion of the long-term debt was $2.0 billion and $1.7 billion in 2025 and 2024, respectively, and the remainder is commercial paper and local borrowing by international subsidiaries.
The current debt balance as of December 28, 2025 includes $6.5 billion of commercial paper which has a weighted average interest rate of 3.81% and a weighted average maturity of approximately two months. The current debt balance as of December 29, 2024 includes $4.1 billion of commercial paper which has a weighted average interest rate of 4.46% and a weighted average maturity of approximately two months.
Aggregate maturities of long-term debt obligations commencing in 2026 are:

(Dollars in Millions)
2026	2027	2028	2029	2030	After 2030
$2,000	3,216	3,128	2,153	2,689	28,252

8. Income taxes
The provision for taxes on income on continuing operations consists of:

(Dollars in Millions)	2025	2024	2023
Currently payable:
U.S. taxes	$1,163	2,200	2,705
International taxes	3,076	2,604	3,090
Total currently payable	4,239	4,804	5,795
Deferred:
U.S. taxes	2,008	(2,539)	(3,440)
International taxes	(470)	356	(619)
Total deferred	1,538	(2,183)	(4,059)
Provision for taxes on income	$5,777	2,621	1,736

2025 Annual Report	67

Below is a tabular rate reconciliation of the U.S. statutory income tax rate of 21% to the Company's effective income tax rate for the fiscal year 2025, pursuant to the new disclosure requirements of ASU 2023-09 (See Note 1 of the Consolidated Financial Statements):

(Dollars in Millions)	2025
U.S.	$15,254
International	17,327
Earnings before taxes on income:	32,581
Tax rates:
U.S. federal statutory rate	6,842	21.0%

State & local taxes:(1)	162	0.5

Foreign tax effects:	(861)	(2.7)
Ireland
Statutory tax rate difference between Ireland & U.S.	(473)	(1.5)
Other	(11)	(0.0)
Switzerland
Statutory tax rate difference between Switzerland & U.S.	(607)	(1.9)
Other	283	0.9
All Other Jurisdictions	(53)	(0.2)

Effects of changes in tax laws or rates enacted in the current period:	1,003	3.1
OBBBA Deferred NCTI Remeasurement	1,003	3.1

Effects of cross border tax laws:	1,601	4.9
NCTI(2)	999	3.1
Subpart F	522	1.6
Other	80	0.2

Tax credits:	(2,455)	(7.6)
NCTI foreign tax credits(2)	(1,324)	(4.1)
Subpart F foreign tax credits	(656)	(2.0)
All other tax credits	(475)	(1.5)

Changes in valuation allowances:	136	0.4

Nontaxable or nondeductible items:	55	0.2

Changes in unrecognized tax benefits:	(111)	(0.3)

Other adjustments:	(595)	(1.8)
Net tax benefit on ordinary losses	(595)	(1.8)

Effective Rate	$5,777	17.7%
(1)Majority of state taxes are in the following states AL, CA, FL, IL, IN, KY, MA, MI, NJ, NY, PA, TN, VA, WI
(2)NCTI includes $(0.6) billion of accrued benefits as the Company has elected to account for NCTI under the deferred method. (See Note 1 to the Consolidated Financial Statements)

The fiscal year 2025 effective tax rate increased by 2.0% as compared to fiscal year 2024 effective tax rate.
The increase in the worldwide effective tax rate is primarily due to the United States enacting OBBBA (see Note 1). As a result, the Company remeasured its deferred tax balances related to NCTI for the changes in the tax rate and recorded a one-time re-measurement cost of approximately $1.0 billion which is reflected in the effective tax rate table under effects of changes in tax laws or rates enacted in the current period.
The Company’s 2025 effective tax rate was also unfavorably impacted by more income in higher tax jurisdictions, specifically in the U.S. In fiscal year 2025, the Company reversed previously accrued reserves of approximately $7.0 billion for the Talc settlement proposal versus a charge of $5.1 billion recorded in fiscal 2024 for the Talc settlement proposal. Both were recorded at an effective rate for U.S. federal and state tax of approximately 22% (for further information see Note 19 to the Consolidated Financial Statements).
The Company’s 2025 effective tax rate was favorably impacted by a tax benefit as a result of ordinary losses attributed to certain international subsidiaries which is reflected in the other adjustments category in the effective tax rate table and favorable changes in unrecognized tax benefit positions due to expiration of statute of limitations.
The below comparison table is a rate reconciliation of the U.S. statutory rate of 21% to the Company's effective tax rate for fiscal years 2024 and 2023:

(Dollars in Millions)	2024	2023
U.S.	$(458)	(2,033)
International	17,145	17,095
Earnings before taxes on income:	$16,687	15,062
Tax rates:
U.S. statutory rate	21.0%	21.0
International operations(1)	(5.2)	(8.1)
U.S. tax settlements	1.0	(3.0)
U.S. taxes on international income(2)	(2.6)	(0.3)
U.S. state taxes	1.5	1.0
Tax benefits on share-based compensation	(0.6)	(0.8)
All other	0.6	1.7
Effective Rate	15.7%	11.5
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
In fiscal year 2024, The Company had more income in higher tax jurisdictions compared to fiscal year 2023, primarily in the U.S. where the Company recorded a charge of approximately $5.1 billion in the fiscal year of 2024 versus approximately $7.0 billion in the fiscal year of 2023, both for the talc matters in the United States. Both charges were recorded at an effective U.S. tax rate of approximately 22% (for further information see Note 19 to the Consolidated Financial Statements).
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

2025 Annual Report	69

Temporary differences and carryforwards at the end of fiscal years 2025 and 2024 were as follows:

	2025 Deferred Tax		2024 Deferred Tax
(Dollars in Millions)	Asset	Liability	Asset	Liability
Employee related obligations	$54		372
Stock based compensation	651		717
Depreciation of property, plant and equipment		(929)		(833)
Goodwill and intangibles		(6,154)		(3,261)
R&D capitalized for tax	4,752		4,398
Reserves & liabilities	2,433		4,444
Inventory related	378		371
Net operating loss & tax credit carryforwards	3,561		2,658
Undistributed foreign earnings	1,718	(2,969)	2,668	(1,492)
NCTI (Net CFC Tested Income)		(2,495)		(1,589)
Miscellaneous international	620		852
Miscellaneous U.S.	300		346
Total deferred income taxes	14,467	(12,547)	16,826	(7,175)
Valuation allowances	(1,837)		(1,638)
Total deferred income taxes net of valuation allowances	$12,630	(12,547)	15,188	(7,175)
The Company has wholly-owned international subsidiaries that have cumulative losses that result in deferred tax assets. The Company believes that it is more likely than not that these subsidiaries will generate future taxable income sufficient to partially utilize these deferred tax assets. Net operating loss carryforwards for certain international subsidiaries that do not have an indefinite carryforward period will begin to expire in 2026.
Valuation allowances have been recorded against deferred tax assets that are not more likely than not to be realized. The following table summarizes the activity related to valuation allowances for continuing operations:

(Dollars in Millions)	2025	2024
Beginning of year	$1,638	1,149
Provision	129	451
Utilization	(70)	—
Foreign currency translation	90	(46)
Net acquisitions / (dispositions/liquidations)	50	84
End of year	$1,837	$1,638

The following table summarizes income taxes paid net of tax refunds:

(Dollars in Millions)	2025	2024	2023
U.S. Federal(1)	$3,577	3,815	4,722
U.S. State and Local taxes	169	341	236
Total U.S.	3,746	4,156	4,958
Total Foreign(2)	2,793	2,558	3,616
Total income taxes paid net of tax refunds	$6,539	6,714	8,574
(1)Includes TCJA foreign undistributed earnings payments of $2.5 billion, $2.0 billion and $1.5 billion in fiscal years 2025, 2024 and 2023, respectively
(2)Included in foreign income taxes paid net of refunds are payments made in 2025 to Ireland for $0.6 billion and Switzerland for $0.5 billion
The following table summarizes the activity related to unrecognized tax benefits for continuing operations:

(Dollars in Millions)	2025	2024	2023
Beginning of year	$2,020	2,485	3,716
Increases related to current year tax positions	87	176	239
Increases related to prior period tax positions	925	129	244
Decreases related to prior period tax positions	(160)	(147)	(781)
Settlements	(10)	(583)	(880)
Lapse of statute of limitations	(200)	(40)	(53)
End of year	$2,662	2,020	2,485
As of December 28, 2025 the Company had approximately $2.7 billion of unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress with a number of tax authorities. With respect to the United States, the Internal Revenue Service has completed its audit for the tax years through 2016 and has commenced the audit for tax years 2017 through 2020.
In other major jurisdictions where the Company conducts business, the years that remain open to tax audit go back to the year 2014. The Company believes it is possible that tax audits may be completed over the next twelve months by taxing authorities in some jurisdictions outside of the United States.
The Company classifies liabilities for unrecognized tax benefits and related interest and penalties as long-term liabilities. Interest income and expense along with penalties related to unrecognized tax benefits are presented in the provision for income taxes. The Company recognized net after tax interest expense of $64 million, $217 million and $99 million in fiscal years 2025, 2024 and 2023, respectively. The total amount of accrued interest was $336 million and $274 million in fiscal years 2025 and 2024, respectively.

2025 Annual Report	71

9. Employee related obligations
At the end of fiscal 2025 and fiscal 2024, employee related obligations recorded on the Consolidated Balance Sheets were:

(Dollars in Millions)	2025	2024
Pension benefits	$2,917	2,968
Postretirement benefits	1,774	1,920
Postemployment benefits	2,798	2,910
Deferred compensation	44	49
Total employee obligations	7,533	7,847
Less current benefits payable	576	592
Employee related obligations — non-current	$6,957	7,255
Prepaid employee related obligations of $7.3 billion and $6.0 billion for 2025 and 2024, respectively, are included in Other assets on the Consolidated Balance Sheets.
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
In 2025 and 2024 the Company used December 31, 2025 and December 31, 2024, respectively, as the measurement date for all U.S. and international retirement and other benefit plans.
Net periodic benefit costs for the Company’s defined benefit retirement plans and other benefit plans for 2025, 2024 and 2023 include the following components:

	Retirement Plans			Other Benefit Plans
(Dollars in Millions)	2025	2024	2023	2025	2024	2023
Service cost	$928	948	893	288	277	264
Interest cost	1,423	1,402	1,437	215	209	214
Expected return on plan assets	(2,392)	(2,560)	(2,716)	(7)	(7)	(7)
Amortization of prior service cost	(184)	(184)	(184)	(2)	(2)	(2)
Recognized actuarial losses (gains)	339	174	(199)	62	53	23
Curtailments and settlements	—	(2)	93	—	—	(5)
Net periodic benefit cost (credit)	$114	(222)	(676)	556	530	487

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
The following table represents the weighted-average actuarial assumptions:

	Retirement Plans			Other Benefit Plans
Worldwide Benefit Plans	2025	2024	2023	2025	2024	2023
Net Periodic Benefit Cost
Service cost discount rate	4.57%	4.39	4.85	5.51	5.09	5.40
Interest cost discount rate	5.33%	4.95	5.25	5.45	5.12	5.43
Rate of increase in compensation levels	3.69%	3.70	3.71	4.22	4.22	4.22
Expected long-term rate of return on plan assets	7.21%	7.25	7.21

Benefit Obligation
Discount rate	5.03%	4.95	4.58	5.31	5.54	5.11
Rate of increase in compensation levels	3.69%	3.70	3.69	4.26	4.22	4.22
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
The following table displays the assumed healthcare cost trend rates, for all individuals:

Healthcare Plans	2025	2024
Healthcare cost trend rate assumed for next year	13.90%	9.33%
Rate to which the cost trend rate is assumed to decline (ultimate trend)	4.01%	4.02%
Year the rate reaches the ultimate trend rate	2050	2048

2025 Annual Report	73

The following table sets forth information related to the benefit obligation and the fair value of plan assets at fiscal year-end 2025 and 2024 for the Company’s defined benefit retirement plans and other post-retirement plans:

	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	2025	2024	2025	2024
Change in Benefit Obligation
Projected benefit obligation — beginning of year	$30,317	31,744	4,425	4,108
Service cost	928	948	288	277
Interest cost	1,423	1,402	215	209
Plan participant contributions	82	75	—	—
Actuarial (gains) losses(1)	(245)	(1,245)	(12)	398
Divestitures & acquisitions	1	—	—	—
Curtailments, settlements & restructuring	(11)	(121)	—	—
Benefits paid from plan(2)	(1,436)	(1,801)	(787)	(556)
Effect of exchange rates	1,185	(685)	9	(11)
Projected benefit obligation — end of year	$32,244	30,317	4,138	4,425
Change in Plan Assets
Plan assets at fair value — beginning of year	$33,395	33,607	93	86
Actual return (loss) on plan assets	3,133	2,113	13	15
Company contributions	244	229	780	548
Plan participant contributions	82	75	—	—
Settlements	(11)	(114)	—	—
Benefits paid from plan assets(2)	(1,436)	(1,801)	(787)	(556)
Effect of exchange rates	1,251	(714)	—	—
Plan assets at fair value — end of year	$36,658	33,395	99	93
Funded status — end of year	$4,414	3,078	(4,039)	(4,332)
Amounts Recognized in the Company’s Balance Sheet consist of the following:
Non-current assets	$7,331	6,046	—	—
Current liabilities	(144)	(136)	(432)	(453)
Non-current liabilities	(2,773)	(2,832)	(3,607)	(3,879)
Total recognized in the consolidated balance sheet — end of year	$4,414	3,078	(4,039)	(4,332)
Amounts Recognized in Accumulated Other Comprehensive Income consist of the following:
Net actuarial loss	$2,727	3,903	609	691
Prior service cost (credit)	(867)	(1,051)	(2)	(4)
Unrecognized net transition obligation	—	—	—	—
Total before tax effects	$1,860	2,852	607	687

Accumulated Benefit Obligations — end of year	$30,999	28,883

(1)The actuarial (gains)/losses for retirement plans in 2025 and 2024 were primarily driven by changes in the discount rates.
(2)The fiscal year 2024 includes approximately $400 million transferred to a group annuity contract issued by a third-party insurer for the U.S. Salaried Pension.

	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	2025	2024	2025	2024
Amounts Recognized in Net Periodic Benefit Cost and Other Comprehensive Income
Net periodic benefit cost (credit)	$114	(222)	556	530
Net actuarial (gain) loss	(985)	(807)	(19)	389
Amortization of net actuarial loss	(339)	(172)	(62)	(53)
Prior service cost (credit)	—	—	—	—
Amortization of prior service (cost) credit	184	184	2	2
Effect of exchange rates	148	(79)	(1)	1
Total loss/(income) recognized in other comprehensive income, before tax	$(992)	(874)	(80)	339
Total recognized in net periodic benefit cost and other comprehensive income	$(878)	(1,096)	476	869
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
In 2025, the Company contributed $138 million and $106 million to its U.S. and international pension plans, respectively.
The following table displays the funded status of the Company's U.S. Qualified & Non-Qualified pension plans and international funded and unfunded pension plans at December 31, 2025 and December 31, 2024, respectively:

	U.S. Plans				International Plans
	Qualified Plans		Non-Qualified Plans		Funded Plans		Unfunded Plans
(Dollars in Millions)	2025	2024	2025	2024	2025	2024	2025	2024
Plan Assets	$24,057	22,250	—	—	12,601	11,145	—	—
Projected Benefit Obligation	19,111	18,146	2,084	1,990	10,910	10,069	139	112
Accumulated Benefit Obligation	18,867	17,726	2,064	1,949	9,957	9,115	111	93
Over (Under) Funded Status
Projected Benefit Obligation	$4,946	4,104	(2,084)	(1,990)	1,691	1,076	(139)	(112)
Accumulated Benefit Obligation	5,190	4,524	(2,064)	(1,949)	2,644	2,030	(111)	(93)
Plans with accumulated benefit obligations in excess of plan assets have an accumulated benefit obligation, projected benefit obligation and plan assets of $3.0 billion, $3.1 billion and $0.3 billion, respectively, at the end of 2025, and $5.8 billion, $6.1 billion and $3.2 billion, respectively, at the end of 2024.
The following table displays the projected future benefit payments from the Company’s retirement and other benefit plans:

(Dollars in Millions)	2026	2027	2028	2029	2030	2031-2035
Projected future benefit payments
Retirement plans	$1,678	1,698	1,798	1,890	1,996	11,386
Other benefit plans	$444	401	414	427	443	2,425

2025 Annual Report	75

The following table displays the projected future minimum contributions to the unfunded retirement plans. These amounts do not include any discretionary contributions that the Company may elect to make in the future.

(Dollars in Millions)	2026	2027	2028	2029	2030	2031-2035
Projected future contributions	$142	148	152	156	163	878
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
The Company’s retirement plan asset allocation at the end of 2025 and 2024 and target allocations for 2026 are as follows:

	Percent of Plan Assets		Target Allocation
Worldwide Retirement Plans	2025	2024	2026
Equity securities	55%	55%	54%
Debt securities	45	45	46
Total plan assets	100%	100%	100%
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
•Other assets — Other assets are represented primarily by limited partnerships. These investment vehicles are valued using the NAV provided by the fund administrator. Other assets that are exchange listed and actively traded are classified as Level 1, while inactively traded assets are classified as Level 2. Level 3 other assets are priced based on unobservable inputs.
The following table sets forth the Retirement Plans' investments measured at fair value as of December 31, 2025 and December 31, 2024:

	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs(1)		Investments Measured at Net Asset Value
	(Level 1)		(Level 2)		(Level 3)				Total Assets
(Dollars in Millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Short-term investment funds	$57	—	677	511	—	—	—	—	734	511
Government and agency securities	—	—	9,149	7,885	—	—	—	—	9,149	7,885
Debt instruments	—	—	2,310	2,321	—	—	—	—	2,310	2,321
Equity securities	6,647	7,144	—	—	1	—	—	—	6,648	7,144
Commingled funds	—	—	6,105	5,004	—	37	6,105	6,190	12,210	11,231
Other assets	—	—	567	88	108	128	4,932	4,087	5,607	4,303
Investments at fair value	$6,704	7,144	18,808	15,809	109	165	11,037	10,277	36,658	33,395
(1)The activity for the Level 3 assets is not significant for all years presented.
The Company's Other Benefit Plans are unfunded except for U.S. commingled funds (Level 2) of $99 million and $93 million at December 31, 2025 and December 31, 2024, respectively.
The fair value of Johnson & Johnson Common Stock directly held in plan assets was $17 million at December 31, 2025 and $13 million at December 31, 2024.
11. Savings plan
The Company has voluntary 401(k) savings plans designed to enhance the existing retirement programs covering eligible employees. The Company matches a percentage of each employee’s contributions consistent with the provisions of the plan for which the employee is eligible. Total Company matching contributions to the plans were $277 million, $282 million and $263 million in fiscal years 2025, 2024 and 2023, respectively.

2025 Annual Report	77

12. Capital and treasury stock
Changes in treasury stock were:

	Treasury Stock
(Amounts in Millions Except Treasury Stock Shares in Thousands)	Shares	Amount
Balance at January 1, 2023	506,246	$41,694
Employee compensation and stock option plans	(15,521)	(2,529)
Repurchase of common stock	31,085	5,079
Kenvue share exchange (Note 21)	190,955	31,418
Balance at December 31, 2023	712,765	75,662
Employee compensation and stock option plans	(15,027)	(2,389)
Repurchase of common stock	15,183	2,407
Balance at December 29, 2024	712,921	75,680
Employee compensation and stock option plans	(34,920)	(6,009)
Repurchase of common stock	33,903	5,953
Balance at December 28, 2025	711,904	$75,624
Aggregate shares of common stock issued were approximately 3,119,843,000 shares at the end of fiscal years 2025, 2024 and 2023.
Cash dividends paid were $5.14 per share in fiscal year 2025, compared with dividends of $4.91 per share in fiscal year 2024, and $4.70 per share in fiscal year 2023.
On January 2, 2026, the Board of Directors declared a regular cash dividend of $1.30 per share, payable on March 10, 2026 to shareholders of record as of February 24, 2026.
13. Accumulated other comprehensive income (loss)
Components of other comprehensive income (loss) consist of the following:

(Dollars in Millions)	Foreign Currency Translation	Gain/(loss) On Securities	Employee Benefit Plans		Gain/ (Loss) On Derivatives & Hedges	Total Accumulated Other Comprehensive Income (Loss)
January 1, 2023	$(11,813)	(27)	(897)		(230)	(12,967)
Net 2023 changes	(3,221)	26	(1,399)		(147)	(4,741)
Kenvue Separation/IPO	4,885	—	296	*	—	5,181
December 31, 2023	(10,149)	(1)	(2,000)		(377)	(12,527)
Net 2024 changes	1,708	2	449		(1,373)	786
December 29, 2024	(8,441)	1	(1,551)		(1,750)	(11,741)
Net 2025 changes	(5,506)	(1)	858		1,460	(3,189)
December 28, 2025	$(13,947)	—	(693)		(290)	(14,930)

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
*    Includes impact of curtailments and settlements in connection with the separation of Kenvue.
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
In consolidating international subsidiaries, balance sheet currency effects are recorded as a component of accumulated other comprehensive income. The other current and non-current assets line within the Statement of Cash flows includes the impact of foreign currency translation. This equity account includes the results of translating certain balance sheet assets and liabilities at current exchange rates and some accounts at historical rates, except for those located in highly inflationary economies (Argentina, Egypt, Turkey and Venezuela). The translation of balance sheet accounts for highly inflationary economies are reflected in the operating results.
A rollforward of the changes during fiscal years 2025, 2024 and 2023 for foreign currency translation adjustments is included in Note 13.
Net currency transaction gains and losses included in Other (income) expense were losses of $254 million, $214 million and $366 million in fiscal years 2025, 2024 and 2023, respectively.

2025 Annual Report	79

15. Earnings per share
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023:

(In Millions Except Per Share Amounts)	2025	2024	2023
Basic net earnings per share from continuing operations	$11.13	5.84	5.26
Basic net earnings per share from discontinued operations	—	—	8.62
Total net earnings per share - basic	11.13	5.84	13.88
Average shares outstanding — basic	2,407.4	2,407.3	2,533.5
Potential shares exercisable under stock option plans	124.1	77.7	94.1
Less: shares repurchased under treasury stock method	(102.1)	(55.6)	(67.2)
Adjusted average shares outstanding — diluted	2,429.4	2,429.4	2,560.4
Diluted net earnings per share from continuing operations	11.03	5.79	5.20
Diluted net earnings per share from discontinuing operations	—	—	8.52
Total net earnings per share - diluted	$11.03	5.79	13.72

(Shares in Millions)
The diluted net earnings per share calculation excluded the following number of shares related to stock options, as the exercise price of these options was greater than the average market value of the Company’s stock.	—	54.1	43.0
16. Common stock, stock option plans and stock compensation agreements
At December 28, 2025, the Company had one active stock-based compensation plan, the 2022 Long-Term Incentive Plan. The shares outstanding are for contracts under the Company's 2012 Long-Term Incentive Plan and 2022 Long-Term Incentive Plan. The 2012 Long-Term Incentive Plan expired on April 26, 2022. All awards (stock options, restricted shares units and performance share units) granted subsequent to that date were under the 2022 Long-Term Incentive Plan. Under the 2022 Long-Term Incentive Plan, the Company may issue up to 150 million shares of common stock, of which up to 110 million shares of common stock may be issued subject to stock options or stock appreciation rights and up to 40 million shares of common stock may be issued subject to full value awards. Awards will generally be counted on a 1-for-1 basis against the share reserve, provided that if more than 40 million full value awards are granted, each full value award in excess of 40 million will be counted on a 5-for-1 basis against the share reserve. Shares available for future grants under the 2022 Long-Term Incentive Plan were 93 million at the end of fiscal year 2025.
The compensation cost that has been charged against income for these plans was $1.4 billion, $1.2 billion and $1.1 billion for fiscal years 2025, 2024 and 2023, respectively. The total income tax benefit recognized in the income statement for share-based compensation costs was $283 million, $251 million and $221 million for fiscal years 2025, 2024 and 2023, respectively. The Company also recognized additional income tax benefits of $215 million, $94 million and $126 million for fiscal years 2025, 2024 and 2023, respectively, for which options were exercised or restricted shares were vested. The total unrecognized compensation cost was $1.1 billion, $1.0 billion and $0.9 billion for fiscal years 2025, 2024 and 2023, respectively. The weighted average period for this cost to be recognized was 1.76 years, 1.81 years and 1.80 years for fiscal years 2025, 2024, and 2023, respectively. Share-based compensation costs capitalized as part of inventory were insignificant in all periods.
The Company settles employee benefit equity issuances with treasury shares. Treasury shares are replenished through market purchases throughout the year for the number of shares used to settle employee benefit equity issuances.

Stock options
Stock options expire 10 years from the date of grant and vest over service periods that range from 6 months to 3 years. Options granted under the 2012 Long-Term Incentive Plan were granted at the average of the high and low prices of the Company’s Common Stock on the New York Stock Exchange on the date of grant. Options granted under the 2022 Long-Term incentive Plan were granted at the closing price of the Company’s Common Stock on the New York Stock Exchange on the date of grant.
The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. For 2025, 2024, and 2023 grants, expected volatility represents a blended rate of a 10-year weekly historical overall volatility rate, and a 5-week average implied volatility rate based on at-the-money traded Johnson & Johnson options with a life of 2 years. For all grants, historical data is used to determine the expected life of the option. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.
The average fair value of options granted was $27.07, $27.67 and $27.85, in fiscal years 2025, 2024 and 2023, respectively. The fair value was estimated based on the weighted average assumptions of:

	2025	2024	2023
Risk-free rate	4.33%	4.15%	3.74%
Expected volatility	17.99%	17.85%	17.69%
Expected life (in years)	7.0	7.0	7.0
Expected dividend yield	3.30%	3.10%	2.90%
A summary of option activity under the Plan as of December 28, 2025, is presented below:

(Shares in Thousands)	Outstanding Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (Dollars in Millions)
Shares at December 29, 2024	112,629	$144.69	$1,129
Options granted	12,367	156.15
Options exercised	(29,742)	128.09
Options canceled/forfeited	(2,182)	160.90
Shares at December 28, 2025	93,072	$151.14	$5,257
The total intrinsic value of options exercised was $1,442 million, $560 million and $729 million in fiscal years 2025, 2024 and 2023, respectively.

2025 Annual Report	81

The following table summarizes stock options outstanding and exercisable at December 28, 2025:

(Shares in Thousands)	Outstanding			Exercisable
Exercise Price Range	Options	Average Life(1)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$101.87 - $115.67	7,570	0.9	$112.45	7,570	$112.45
$129.51 - $131.94	15,519	2.7	130.89	15,518	130.89
$141.06 - $156.15	23,178	6.7	153.84	11,307	151.41
$157.92 - $162.75	23,350	7.6	160.27	10,318	161.13
$164.62 - $165.89	23,455	5.6	165.29	22,799	165.27
	93,072	5.5	$151.14	67,512	$148.49
(1)Average contractual life remaining in years.
Stock options outstanding at December 29, 2024 and December 31, 2023 were 112,629 and an average life of 5.3 years and 112,238 and an average life of 5.5 years, respectively. Stock options exercisable at December 29, 2024 and December 31, 2023 were 74,683 at an average price of $135.72 and 66,998 at an average price of $123.39, respectively.
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
A summary of the restricted share units and performance share units activity under the Plans as of December 28, 2025 is presented below:

(Shares in Thousands)	Outstanding Restricted Share Units	Outstanding Performance Share Units
Shares at December 29, 2024	13,041	2,013
Granted	7,146	597
Issued	(7,267)	(406)
Canceled/forfeited/adjusted	(784)	(93)
Shares at December 28, 2025	12,136	2,111
The average fair value of the restricted share units granted was $146.95, $147.51 and $152.63 in fiscal years 2025, 2024 and 2023, respectively, using the fair market value at the date of grant. The fair value of restricted share units was discounted for dividends, which are not paid on the restricted share units during the vesting period. The fair value of restricted share units issued was $1,104 million, $833 million and $605 million in 2025, 2024 and 2023, respectively.
The weighted average fair value of the performance share units granted was $155.71, $133.76 and $145.17 in fiscal years 2025, 2024 and 2023, calculated using the weighted average fair market value for each of the component goals at the date of grant.
The fair values for the earnings per share goals of each performance share unit were estimated on the date of grant using the fair market value of the shares at the time of the award discounted for dividends, which are not paid on the performance share units during the vesting period. The fair value for the relative total shareholder return goal of each performance share unit was estimated on the date of grant using the Monte Carlo valuation model. The fair value of performance share units issued was $67 million, $146 million and $140 million in fiscal years 2025, 2024 and 2023, respectively.

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

	Sales to Customers			% Change
(Dollars in Millions)	2025	2024	2023	’25 vs. ’24	’24 vs. ’23

INNOVATIVE MEDICINE
Oncology
U.S.	$13,659	10,854	8,462	25.8%	28.3
International	11,721	9,926	9,199	18.1	7.9
Worldwide	25,380	20,781	17,661	22.1	17.7
CARVYKTI
U.S.	1,492	869	469	71.6	85.2
International	395	94	30	*	*

Worldwide	1,887	963	500	95.9	92.7
DARZALEX
U.S.	8,266	6,588	5,277	25.5	24.8
International	6,085	5,082	4,467	19.7	13.8
Worldwide	14,351	11,670	9,744	23.0	19.8
ERLEADA
U.S.	1,453	1,282	1,065	13.4	20.3
International	2,121	1,717	1,322	23.5	29.8
Worldwide	3,574	2,999	2,387	19.2	25.6
IMBRUVICA
U.S.	892	1,020	1,051	(12.5)	(3.0)
International	1,931	2,018	2,214	(4.3)	(8.8)
Worldwide	2,823	3,038	3,264	(7.1)	(6.9)
RYBREVANT/ LAZCLUZE(1)
U.S.	534	257	66	*	*
International	200	70	27	*	*
Worldwide	734	327	93	*	*
TALVEY(2)
U.S.	340	241	56	40.9	*
International	123	46	7	*	*
Worldwide	463	287	63	61.3	*
TECVAYLI
U.S.	444	418	334	6.3	25.3
International	226	131	61	72.8	*
Worldwide	670	549	395	22.1	38.8

2025 Annual Report	83

	Sales to Customers			% Change
(Dollars in Millions)	2025	2024	2023	’25 vs. ’24	’24 vs. ’23
ZYTIGA /abiraterone acetate
U.S.	23	34	50	(33.2)	(32.2)
International	480	597	837	(19.7)	(28.6)
Worldwide	502	631	887	(20.4)	(28.8)
OTHER ONCOLOGY
U.S.	214	145	93	47.5	55.9
International	162	172	235	(6.0)	(26.8)
Worldwide	376	317	328	18.5	(3.4)
Immunology
U.S.	9,872	11,355	11,539	(13.1)	(1.6)
International	5,856	6,473	6,513	(9.5)	(0.6)
Worldwide	15,728	17,828	18,052	(11.8)	(1.2)
REMICADE
U.S.	1,171	1,009	1,143	16.0	(11.7)
U.S. Exports	74	98	147	(24.8)	(33.0)
International	523	497	549	5.3	(9.5)
Worldwide	1,768	1,605	1,839	10.2	(12.8)
SIMPONI / SIMPONI ARIA
U.S.	1,193	1,082	1,124	10.3	(3.8)
International	1,475	1,108	1,073	33.1	3.3
Worldwide	2,668	2,190	2,197	21.8	(0.3)
STELARA
U.S.	3,847	6,720	6,966	(42.7)	(3.5)
International	2,230	3,641	3,892	(38.7)	(6.4)
Worldwide	6,078	10,361	10,858	(41.3)	(4.6)
TREMFYA
U.S.	3,529	2,443	2,147	44.5	13.7
International	1,626	1,227	999	32.5	22.8
Worldwide	5,155	3,670	3,147	40.5	16.6
OTHER IMMUNOLOGY
U.S.	59	3	11	*	(74.1)
International	2	0	0	*	—
Worldwide	61	3	11	*	(74.1)

Neuroscience
U.S.	5,151	4,398	4,065	17.1	8.2
International	2,686	2,718	3,076	(1.2)	(11.6)
Worldwide	7,837	7,115	7,140	10.1	(0.4)
CAPLYTA(3)
U.S.	700	—	—	*	—
International	—	—	—	—	—
Worldwide	700	—	—	*	—

	Sales to Customers			% Change
(Dollars in Millions)	2025	2024	2023	’25 vs. ’24	’24 vs. ’23
CONCERTA / methylphenidate
U.S.	82	134	230	(38.6)	(41.7)
International	502	507	554	(1.2)	(8.4)
Worldwide	584	641	783	(9.0)	(18.1)
INVEGA SUSTENNA / XEPLION / INVEGA TRINZA / TREVICTA
U.S.	2,725	3,125	2,897	(12.8)	7.9
International	1,085	1,097	1,218	(1.1)	(9.9)
Worldwide	3,810	4,222	4,115	(9.8)	2.6
SPRAVATO
U.S.	1,485	929	589	59.9	57.8
International	210	148	100	41.9	48.2
Worldwide	1,696	1,077	689	57.4	56.4
OTHER NEUROSCIENCE
U.S.	159	210	349	(24.5)	(39.8)
International	889	965	1,204	(7.9)	(19.8)
Worldwide	1,048	1,175	1,553	(10.9)	(24.3)

Pulmonary Hypertension
U.S.	3,223	3,143	2,697	2.6	16.5
International	1,214	1,140	1,117	6.5	2.0
Worldwide	4,437	4,282	3,815	3.6	12.3
OPSUMIT/OPSYNVI(4)
U.S.	1,633	1,557	1,292	4.8	20.5
International	692	668	681	3.7	(1.9)
Worldwide	2,325	2,225	1,973	4.5	12.8
UPTRAVI
U.S.	1,536	1,511	1,326	1.7	13.9
International	366	307	255	19.4	20.1
Worldwide	1,902	1,817	1,582	4.7	14.9
OTHER PULMONARY HYPERTENSION
U.S.	54	75	79	(27.0)	(5.1)
International	155	165	182	(6.2)	(9.3)
Worldwide	209	240	260	(12.7)	(7.7)

Infectious Diseases
U.S.	1,264	1,354	1,500	(6.6)	(9.8)
International	1,977	2,042	2,918	(3.2)	(30.0)
Worldwide	3,241	3,396	4,418	(4.6)	(23.1)
EDURANT / rilpivirine
U.S.	26	31	35	(18.4)	(10.0)

2025 Annual Report	85

	Sales to Customers			% Change
(Dollars in Millions)	2025	2024	2023	’25 vs. ’24	’24 vs. ’23
International	1,461	1,241	1,115	17.7	11.2
Worldwide	1,486	1,272	1,150	16.9	10.6
PREZISTA / PREZCOBIX / REZOLSTA / SYMTUZA
U.S.	1,226	1,311	1,446	(6.5)	(9.4)
International	353	401	408	(11.9)	(1.7)
Worldwide	1,579	1,712	1,854	(7.7)	(7.7)
OTHER INFECTIOUS DISEASES(5)
U.S.	12	11	19	6.6	(41.0)
International	163	401	1,395	(59.3)	*
Worldwide	175	412	1,414	(57.5)	*

Cardiovascular / Metabolism / Other
U.S.	3,175	2,866	2,906	10.8	(1.4)
International	603	696	765	(13.3)	(9.1)
Worldwide	3,778	3,562	3,671	6.1	(3.0)
XARELTO
U.S.	2,633	2,373	2,365	11.0	0.3
International	—	—	—	—	—
Worldwide	2,633	2,373	2,365	11.0	0.3
OTHER
U.S.	542	494	541	9.8	(8.8)
International	603	696	765	(13.3)	(9.1)
Worldwide	1,145	1,189	1,306	(3.7)	(8.9)

TOTAL INNOVATIVE MEDICINE
U.S.	36,344	33,970	31,169	7.0	9.0
International	24,057	22,994	23,590	4.6	(2.5)
Worldwide	60,401	56,964	54,759	6.0	4.0

MEDTECH
Cardiovascular
U.S.	5,305	4,513	3,633	17.5	24.2
International	3,623	3,194	2,717	13.4	17.6
Worldwide	8,928	7,707	6,350	15.8	21.4
ELECTROPHYSIOLOGY
U.S.	2,891	2,738	2,458	5.6	11.4
International	2,743	2,529	2,230	8.5	13.4
Worldwide	5,634	5,267	4,688	7.0	12.3
ABIOMED
U.S.	1,393	1,213	1,066	14.9	13.7
International	358	284	240	26.4	18.2
Worldwide	1,751	1,496	1,306	17.1	14.5

	Sales to Customers			% Change
(Dollars in Millions)	2025	2024	2023	’25 vs. ’24	’24 vs. ’23
SHOCKWAVE(6)
U.S.	897	442	—	*	*
International	249	122	—	*	*
Worldwide	1,146	564	—	*	*
OTHER CARDIOVASCULAR
U.S.	124	120	109	3.1	10.7
International	273	260	247	4.9	5.3
Worldwide	397	380	356	4.3	6.9
Orthopaedics
U.S.	5,720	5,689	5,525	0.5	3.0
International	3,538	3,470	3,417	2.0	1.5
Worldwide	9,258	9,158	8,942	1.1	2.4
HIPS
U.S.	1,080	1,057	996	2.1	6.2
International	594	581	564	2.2	3.0
Worldwide	1,674	1,638	1,560	2.1	5.0

KNEES
U.S.	924	922	896	0.2	2.9
International	663	623	559	6.5	11.3
Worldwide	1,587	1,545	1,456	2.7	6.1
TRAUMA
U.S.	2,058	2,013	1,949	2.2	3.3
International	1,088	1,036	1,030	5.0	0.6
Worldwide	3,146	3,049	2,979	3.2	2.3
SPINE, SPORTS & OTHER
U.S.	1,658	1,696	1,684	(2.2)	0.7
International	1,193	1,230	1,263	(3.0)	(2.6)
Worldwide	2,852	2,926	2,947	(2.5)	(0.7)
Surgery
U.S.	4,157	4,003	4,031	3.9	(0.7)
International	5,980	5,842	6,006	2.4	(2.7)
Worldwide	10,137	9,845	10,037	3.0	(1.9)
ADVANCED
U.S.	1,900	1,838	1,833	3.4	0.2
International	2,678	2,650	2,837	1.0	(6.6)
Worldwide	4,577	4,488	4,671	2.0	(3.9)
GENERAL
U.S.	2,258	2,165	2,198	4.3	(1.5)
International	3,302	3,192	3,168	3.4	0.8
Worldwide	5,560	5,358	5,366	3.8	(0.2)

2025 Annual Report	87

	Sales to Customers			% Change
(Dollars in Millions)	2025	2024	2023	’25 vs. ’24	’24 vs. ’23
Vision
U.S.	2,225	2,128	2,086	4.6	2.0
International	3,243	3,018	2,986	7.4	1.1
Worldwide	5,468	5,146	5,072	6.3	1.5
CONTACT LENSES / OTHER
U.S.	1,754	1,684	1,626	4.1	3.6
International	2,157	2,049	2,076	5.3	(1.3)
Worldwide	3,910	3,733	3,702	4.8	0.8
SURGICAL
U.S.	471	444	460	6.1	(3.4)
International	1,086	969	910	12.1	6.5
Worldwide	1,558	1,413	1,370	10.2	3.2
TOTAL MEDTECH
U.S.	17,408	16,332	15,275	6.6	6.9
International	16,384	15,525	15,125	5.5	2.6
Worldwide	33,792	31,857	30,400	6.1	4.8

WORLDWIDE

U.S.	53,752	50,302	46,444	6.9	8.3
International	40,441	38,519	38,715	5.0	(0.5)
Worldwide	$94,193	88,821	85,159	6.0%	4.3
*    percentage greater than 100% or not meaningful
(1)Previously in Other Oncology, Includes the sales of RYBREVANT and RYBREVANT + LAZCLUZE
(2)Previously in Other Oncology
(3)Acquired with the Intra-Cellular Therapies acquisition on April 2, 2025
(4)In 2024 OPSYNVI was in Other Pulmonary Hypertension
(5)Includes the Covid-19 Vaccine in 2024 and 2023
(6)Acquired on May 31, 2024

	Income Before Tax by Segment
(Dollars in Millions)	2025 (3)			2024 (4)			2023 (5)
	Innovative Medicine	MedTech	Total	Innovative Medicine	MedTech	Total	Innovative Medicine	MedTech	Total
Sales to customers	$60,401	33,792		56,964	31,857		54,759	30,400
Cost of products sold	15,646	14,549		14,036	13,345		13,715	12,722
Selling, marketing and administrative	11,375	11,354		10,906	10,812		9,842	10,476
Research and development expense	11,827	2,838		13,529	3,703		11,963	3,122
Other segment items(1)	(713)	938		(426)	257		993	(589)
Segment income before tax	$22,266	4,113	26,379	18,919	3,740	22,659	18,246	4,669	22,915
(Income) Expense not allocated to segments(2)			(6,202)			5,972			7,853
Worldwide total			$32,581			16,687			15,062

	Identifiable Assets
(Dollars in Millions)	2025	2024
Innovative Medicine	$78,057	57,070
MedTech	86,482	84,322
Total	164,539	141,392
General corporate(6)	34,671	38,712
Worldwide total	$199,210	180,104

	Additions to Property, Plant & Equipment			Depreciation and Amortization
(Dollars in Millions)	2025	2024	2023	2025	2024	2023
Innovative Medicine	$2,076	1,710	1,653	$3,772	3,760	3,847
MedTech	2,501	2,443	2,372	3,490	3,237	2,943
Segments total	4,577	4,153	4,025	7,262	6,997	6,790
Discontinued operations	—	—	162	—	—	383
General corporate	255	271	356	241	342	313
Worldwide total	$4,832	4,424	4,543	$7,503	7,339	7,486

2025 Annual Report	89

	Sales to Customers			Long-Lived Assets (7)
(Dollars in Millions)	2025	2024	2023	2025	2024
United States	$53,752	50,302	46,444	$89,392	70,670
Europe	21,535	20,212	20,410	27,987	27,267
Western Hemisphere excluding U.S.	4,875	4,714	4,549	2,204	1,728
Asia-Pacific, Africa	14,031	13,593	13,756	1,544	1,454
Segments total	94,193	88,821	85,159	121,127	101,119
General corporate				1,217	1,217
Other non long-lived assets				76,866	77,768
Worldwide total	$94,193	88,821	85,159	$199,210	180,104
See Note 1 for a description of the segments in which the Company operates.
Export sales are not significant. In fiscal year 2025, the Company utilized three wholesalers distributing products for both segments that represented approximately 21.8%, 15.5% and 11.1% of the total gross revenues. In fiscal year 2024, the Company had three wholesalers distributing products for both segments that represented approximately 20.5%, 15.6% and 12.3% of the total gross revenues. In fiscal year 2023, the Company had three wholesalers distributing products for both segments that represented approximately 18.2%, 15.1%, and 14.2% of the total gross revenues.
(1)Other segment expenses for each reportable segment include charges related to other income and expenses, restructuring activities and impairment charges related to in-process research and development.
(2)Amounts not allocated to segments include interest (income)/expense and general corporate (income)/expense. The fiscal year 2025 includes the reversal of approximately $7.0 billion, a significant portion of the previously accrued talc reserve. The fiscal years 2024 and 2023 include charges for talc matters of approximately $5.1 billion and $7.0 billion, respectively (See Note 19, Legal proceedings, for additional details). The fiscal year 2024 includes a loss of approximately $0.4 billion related to the debt to equity exchange of the Company's remaining shares of Kenvue Common Stock. The fiscal year 2023 includes the unfavorable change in the fair value of the retained stake in Kenvue of approximately $0.4 billion.
(3)Innovative Medicine segment income before tax includes:
• Acquisition, integration and divestiture related net expense of $0.4 billion primarily related to the Intra-Cellular and Halda acquisitions
MedTech segment income before tax includes:
•Litigation expense of $0.9 billion primarily related to the Auris shareholder litigation
•Acquisition, integration and divestiture related net income of $0.2 billion, primarily driven by a contingent value right liability reduction associated with Abiomed
•A restructuring related charge of $0.5 billion
•A gain on the sale of securities of $0.2 billion
(4)Innovative Medicine segment income before tax includes:
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
MedTech segment income before tax includes:
•Acquired in-process research and development expense of $0.4 billion related to the Laminar acquisition in 2023
•A restructuring related charge of $0.3 billion
•Acquisition and integration related costs of $0.2 billion primarily related to the acquisition of Abiomed
•A Medical Device Regulation charge of $0.3 billion
•Income from litigation settlements of $0.1 billion
(6)General corporate includes cash, cash equivalents, marketable securities and other corporate assets.
(7)Long-lived assets include property, plant and equipment, net for fiscal years 2025, and 2024 of $23,169 and $20,518, respectively, and intangible assets and goodwill, net for fiscal years 2025 and 2024 of $99,175 and $81,818, respectively.

2025 Annual Report	91

18. Acquisitions and divestitures
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
2025 Transactions
During the fiscal year 2025, the Company acquired Intra-Cellular Therapies, Inc. (Intra-Cellular) and Halda Therapeutics OpCo, Inc. (Halda Therapeutics) for a total of $17.5 billion, net of cash acquired.
Halda Therapeutics
On December 26, 2025, the Company completed the acquisition of Halda Therapeutics, a clinical-stage biotechnology company with proprietary Regulated Induced Proximity TArgeting Chimera (RIPTACTM) platform to develop oral, targeting therapies for multiple types of solid tumors, including prostate cancer, in an all-cash merger transaction for total consideration transferred of approximately $3.05 billion, net of cash acquired. The acquisition was accounted for as a business combination and the results of operations and goodwill are included in the Innovative Medicine segment as of the acquisition date. Included in the total consideration transferred is $0.2 billion of acquisition-related costs, primarily related to post-closing compensation expense due to the acceleration of equity awards. This expense was recorded in Other (income) expense, net.
The fair value of the assets acquired is $3.4 billion, which primarily relates to acquired in-process research and development (IPR&D) of $2.8 billion and goodwill of $0.6 billion. The fair value of the liabilities assumed is $0.6 billion, primarily related to deferred taxes. These values are preliminary and based on the best estimate of management, which is subject to change within the measurement period. The acquired in-process research and development includes two assets, HLD-0915 and HLD-0117, that are being studied to treat prostate cancer and breast cancer, respectively. The fair value of the IPR&D assets were calculated assuming a discount rate of 17% and 17.5%, respectively. Additionally, the cash flow projections assumed a probability of success factor of approximately 47%-68% (depending on indication being studied) for HLD-0915 and approximately 17% for HLD-0117. The goodwill is not deductible for tax purposes and is primarily attributable to intangible assets that did not qualify for separate recognition and currently unidentified projects and products, which will be developed using the RIPTACTM platform.
Intra-Cellular
On April 2, 2025, the Company completed the acquisition of Intra-Cellular, a biopharmaceutical company focused on the development and commercialization of therapeutics for central nervous system disorders. This acquisition advances the Company’s industry-leading portfolio in mental health with the addition of CAPLYTA (lumateperone), the first and only U.S. FDA-approved treatment for bipolar I and II depression as an adjunctive therapy and monotherapy and is also approved for the treatment of schizophrenia in adults. During the fiscal fourth quarter of 2025, the U.S. FDA approved CAPLYTA as an adjunctive therapy with anti-depressants for the treatment of major depressive disorder in adults. This IPR&D asset was reclassified to a definite lived asset and began amortizing in the fiscal fourth quarter of 2025. This acquisition also includes a promising clinical-stage pipeline with best-in-class potential in generalized anxiety disorder and Alzheimer’s disease-related psychosis and agitation.
The Company acquired all the outstanding shares of Intra-Cellular’s common stock for $132.00 per share in an all-cash merger transaction for total consideration transferred of $14.5 billion. The acquisition was accounted for as a business combination and the results of operations and goodwill are included in the Innovative Medicine segment as of the acquisition date. In addition, acquisition-related costs before tax incurred during the fiscal 2025 were $0.4 billion, of which $0.1 billion related to post-closing compensation expense due to the acceleration of equity awards and were recorded to Other (income) expense, net.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date and is based on the best estimate of management, which is subject to change within the measurement period. As of the fiscal year ended December 28, 2025, there have been no material measurement period adjustments.

(Dollars in Billions)	April 2, 2025
Assets acquired:
Cash and cash equivalents	$0.2
Marketable securities	0.6
Other current & non-current assets	0.3
Amortizable intangible asset(1)	5.2
Acquired in-process research and development(1)	8.3
Goodwill(2)	2.9
Total assets acquired	$17.5

Liabilities assumed:
Deferred taxes	$2.8
Other current & non-current liabilities	0.2
Total liabilities assumed	$3.0

Total assets acquired and liabilities assumed	$14.5
(1)The estimated fair values of the intangible assets acquired were determined using the multi-period excess earnings method. The amortizable intangible asset relates to the currently marketed product, CAPLYTA, which has an estimated useful life of 8 years. The acquired in-process research and development includes two assets, one related to certain unapproved indications of lumateperone and another related to a compound being studied to treat psychosis and agitation in patients with Alzheimer’s disease and generalized anxiety disorder. The fair value of the in-process research and development assets were calculated assuming a discount rate of 11.5% and 12.5%, respectively. Additionally, the cash flow projections assumed a probability of success factor of 95% and approximately 34%-50% (depending on indication being studied), respectively.
(2)Goodwill is primarily attributable to intangible assets that did not qualify for separate recognition and future projects or products currently unidentified. Goodwill is not expected to be deductible for tax purposes.
2024 Transactions
During the fiscal year 2024, certain businesses were acquired for $15.1 billion, net of cash acquired. The fiscal year 2024 acquisitions primarily included; Ambrx Biopharma, Inc., Shockwave Medical Inc., and Proteologix, Inc. The remaining acquisitions were not material.
On June 20, 2024, the Company completed the acquisition of Proteologix, Inc., a privately held biotechnology company focused on bispecific antibodies for immune-mediated diseases, in an all-cash merger transaction for total consideration of approximately $0.8 billion net of cash acquired, with potential for an additional milestone payment. The results of operations are included in the Innovative Medicine segment as of the acquisition date. The fair value of the acquisition was allocated to assets acquired of $1.2 billion, primarily non-amortizable intangible assets, inclusive of purchased IPR&D, for $0.9 billion, goodwill for $0.3 billion, and liabilities assumed of $0.3 billion, including $0.1 billion of contingent consideration. The goodwill is not deductible for tax purposes. Acquisition related costs before tax for the fiscal years 2025 and 2024 were not material.
On May 31, 2024, the Company acquired all the outstanding shares of Shockwave Medical Inc. (SWAV), a leading, first-to-market provider of innovative intravascular lithotripsy (IVL) technology for the treatment of calcified coronary artery disease (CAD) and peripheral artery disease (PAD), in an all-cash merger transaction for total consideration of $12.6 billion, ($11.5 billion, net of cash acquired). The results of operations were included in the MedTech segment as of the acquisition date. The fair value of the acquisition was allocated to assets acquired of $14.4 billion primarily amortizable intangible assets of $5.3 billion, purchased IPR&D of $0.6 billion, goodwill for $7.6 billion, $0.5 billion of inventory and $0.4 billion of other assets, and liabilities assumed of $2.9 billion. The goodwill is not deductible for tax purposes. Acquisition related costs before tax were not material for the fiscal 2025 and were $0.9 billion for the fiscal 2024.

2025 Annual Report	93

On March 7, 2024, the Company completed the acquisition of Ambrx Biopharma, Inc., (Ambrx), a clinical-stage biopharmaceutical company with a proprietary synthetic biology technology platform to design and develop next-generation antibody drug conjugates (ADCs), in an all-cash merger transaction for a total consideration of approximately $1.8 billion net of cash acquired. The results of operations were included in the Innovative Medicine segment as of the acquisition date. The fair value of the acquisition was allocated to assets acquired of $2.3 billion, primarily non-amortizable intangible assets, inclusive of purchased IPR&D, for $1.9 billion, goodwill for $0.3 billion and liabilities assumed of $0.5 billion. The goodwill is not deductible for tax purposes. Acquisition related costs before tax for the fiscal years 2025 and 2024 were not material.
2023 Transactions
During the fiscal year 2023, the Company did not make any acquisitions that qualified as a business combination. In accordance with U.S. GAAP standards related to business combinations, and goodwill and other intangible assets, supplemental pro forma information for fiscal years 2025, 2024 and 2023 is not provided, as the impact of the aforementioned acquisitions did not have a material effect on the Company’s results of operations.
Asset acquisitions
If it is determined that the acquired set does not meet the definition of a business under the acquisition method of accounting, the transaction is accounted for as an asset acquisition. In this case, no goodwill is recorded, acquired in-process research and development (IPR&D) with no alternative future use is immediately recorded as research and development expense and contingent consideration is recorded when the related event occurs.
2025 Transactions
There were no material asset acquisitions in the fiscal 2025.
2024 Transactions
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
On July 11, 2024, the Company completed the acquisition of Yellow Jersey, a demerged subsidiary of Numab Therapeutics AG, to secure the global rights to NM26, a novel, investigational first-in-class bispecific antibody targeting two clinically proven pathways in atopic dermatitis (AD), in an all-cash transaction for approximately $1.25 billion. The Company recorded an IPR&D charge of approximately $1.25 billion, and the results of operations are included in the Innovative Medicine segment as of the acquisition date. In 2025, the results of a planned interim analysis of the Phase 2b Duplex-AD proof-of-concept study met prespecified criteria for early termination of the study.
2023 Transactions
The fiscal year 2023 asset acquisitions expensed as research and development included Laminar Inc. The remaining activity was not material.
During the fiscal year 2023, the Company completed the acquisition of Laminar Inc., a privately-held medical device company focused on eliminating the left atrial appendage (LAA) in patients with non-valvular atrial fibrillation (AFib), for an upfront payment of $0.4 billion. The Company recorded an IPR&D charge of approximately $0.4 billion and the results of operations are included in the MedTech segment as of the acquisition date. During 2025, the Company, in consultation with the Independent Data Safety Monitoring Board, suspended the pivotal investigational device exemption study.
Divestitures
There were no material divestitures in the fiscal year 2025.

During the fiscal year 2024, the Company completed the divestiture of Acclarent resulting in approximately $0.3 billion in proceeds and the divestiture of Ponvory outside of the U.S. resulting in approximately $0.2 billion in proceeds. All other divestitures were not material.
There were no material divestitures in the fiscal year 2023.
19. Legal proceedings
Johnson & Johnson and certain of its subsidiaries are involved in various lawsuits and claims regarding product liability; intellectual property; commercial; indemnification and other matters; governmental investigations; and other legal proceedings that arise from time to time in the ordinary course of their business.
The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. As of December 28, 2025, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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
In talc cases that have gone to trial, the Company has obtained a number of defense verdicts, but there also have been verdicts against the Company, many of which have been reversed on appeal. In June 2020, the Missouri Court of Appeals reversed in part and affirmed in part a July 2018 verdict of $4.7 billion in Ingham v. Johnson & Johnson, et al., No. ED 207476 (Mo. App.), reducing the overall award to $2.1 billion. An application for transfer of the case to the Missouri Supreme Court was subsequently denied and, in June 2021, a petition for certiorari, seeking a review of the Ingham decision by the United States Supreme Court, was denied. In June 2021, the Company paid the award, which, including interest, totaled approximately $2.5 billion. The facts and circumstances, including the terms of the award, were unique to the Ingham decision and not representative of other claims brought against the Company. The Company continues to believe that it has strong legal grounds to contest all the talc verdicts that it has appealed. Notwithstanding the Company’s confidence in the safety of its talc products, in certain circumstances the Company has settled cases.
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

2025 Annual Report	95

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
In March 2025, the Texas Bankruptcy Court issued an order dismissing the case (the Texas dismissal) and, as a result, the Company reversed substantially all, or approximately $7 billion, from amounts previously reserved for the bankruptcy resolution. As of the fourth quarter 2025, the total present value of the reserve is approximately $3.4 billion, comprising previously executed settlement agreements, litigation defense and other costs. Approximately one-third of the reserve is recorded as a current liability.
After the Texas dismissal, the Company announced it would not appeal the decision and returned to the tort system to litigate the talc claims and defend the safety of its products. Ovarian cancer trials are being scheduled in various state courts throughout 2026 and beyond. In the MDL, the court is addressing the Company's Daubert motions related to general causation, specific causation, and certain asbestos testing methods. In January 2026, the Special Master issued her Report and Recommendation related to general causation, excluding certain opinions by plaintiff experts, but also allowing other opinions to proceed. The Company will file an appeal of the Report and Recommendation to the District Court. The remaining Daubert motions are expected to be decided in the first half of 2026.
In February 2019, the Company’s talc supplier, Imerys Talc America, Inc., and two of its affiliates, Imerys Talc Vermont, Inc. and Imerys Talc Canada, Inc. (collectively, Imerys), filed voluntary petitions for relief under Chapter 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (Imerys Bankruptcy).
In February 2021, Cyprus Mines Corporation (Cyprus), which sold certain talc mines and assets to Imerys, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Delaware Bankruptcy Court.

In July 2024, the Company, Imerys, and Cyprus and certain of their affiliates (including their parent entities), and the tort claimants' committees and future claimants' representatives appointed in the Imerys debtors' and Cyprus debtors' respective Chapter 11 cases, entered into a global settlement agreement (the Imerys Settlement Agreement) to resolve the parties' ongoing disputes, including disputes raised in the Imerys and Cyprus bankruptcies regarding (i) the Company's alleged obligations to indemnify Imerys and Cyprus for personal injury claims allegedly caused by exposure to talc contained in the Company's products and (ii) entitlements to proceeds of certain of the Company's insurance policies. In October 2024, the Delaware Bankruptcy Court entered an order approving the Imerys Settlement Agreement (the Settlement Order).
Certain insurers have appealed the Settlement Order and sought a stay of the Settlement Order pending appeal, which the Delaware Bankruptcy Court denied in January 2025. In August 2025, the District Court denied the insurers' appeal of the Settlement Order. The insurers have appealed that decision to the Third Circuit. Briefing is expected to be completed in February 2026.
Imerys and Cyprus have both proposed Chapter 11 plans, which contemplate talc claims being channeled to a trust and resolved in accordance with distribution procedures. A joint confirmation hearing for the plans began in April 2025 and is scheduled to continue in February 2026.
In February 2018, a securities class action lawsuit was filed against the Company and certain named officers in the United States District Court for the District of New Jersey, alleging that the Company violated the federal securities laws by failing to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S Baby Powder, and that purchasers of the Company’s shares suffered losses as a result. In April 2019, the Company moved to dismiss the complaint. In December 2019, the court denied, in part, the motion to dismiss. In December 2023, the court granted Plaintiff’s motion for class certification. In January 2024, Defendants filed a petition with the Third Circuit under Federal Rule of Civil Procedure 23(f) for permission to appeal the court’s order granting class certification, and in February 2024, the Third Circuit granted Defendants' petition. In February 2024, fact discovery closed, the court ordered the parties to mediate, and stayed the case pending mediation. In May 2024, the parties participated in an unsuccessful mediation. In June 2024, at the parties' request, the court lifted the stay for certain limited discovery, but otherwise kept the stay in place pending a decision from the Third Circuit on the 23(f) petition. Briefing on the 23(f) petition was completed in September 2024, and in March 2025, the Third Circuit heard oral argument. In July 2025, the Third Circuit affirmed the court's order granting class certification. In September 2025, Defendants petitioned the Third Circuit for rehearing or rehearing en banc, which was denied in October 2025. In February 2026, the Company filed a writ of certiorari with the United States Supreme Court. In December 2025, the District Court set deadlines for expert discovery through August 2026.
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
In July 2021, the Company announced finalization of an agreement to settle the state and subdivision claims for up to $5.0 billion. Approximately 80% of the all-in settlement was paid by the end of fiscal year 2025. A few government entities opted out of the settlement. In September 2024, the Company reached an agreement to resolve the hospital cases.
The Company and JPI continue to defend the cases brought by the remaining government entity litigants as well as the cases brought by private litigants. In total, there are approximately 23 remaining opioid cases against the Company and JPI in various state courts, 285 remaining cases in the Ohio multi-district litigation (MDL), and 3 additional cases in other federal courts.
In addition, the Province of British Columbia filed suit against the Company and its Canadian affiliate, Janssen Inc., and many other industry members, in Canada. That action was certified as an opt in class action on behalf of other provincial/territorial and the federal governments in Canada in January 2025. The defendants, including the Company, filed appeals from the certification order in late February 2025. That appeal was heard in December 2025. A common issues trial has been scheduled in 2028. Additional proposed class actions have been filed in Canada against the Company and Janssen Inc., and many other industry members, by and on behalf of people who used opioids (for personal injuries), municipalities and First Nations bands. The proposed class action in Quebec on behalf of residents diagnosed with opioid use disorder was authorized to proceed against Janssen Inc. and other industry members in April 2024; and leave to appeal was denied in October 2024.

2025 Annual Report	97

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
The table below contains the most significant of these cases and provides the approximate number of plaintiffs in the United States with direct claims in pending lawsuits regarding injuries allegedly due to the relevant product or product category as of December 28, 2025.

Product or product category	Number of plaintiffs
Body powders containing talc, primarily JOHNSON’S Baby Powder	74,360
DePuy ASR XL Acetabular System and DePuy ASR Hip Resurfacing System	30
PINNACLE Acetabular Cup System	680
Pelvic meshes	5,190
ETHICON PHYSIOMESH Flexible Composite Mesh	110
ELMIRON	790
The number of pending lawsuits is expected to fluctuate as certain lawsuits are settled or dismissed and additional lawsuits are filed. There may be additional claims that have not yet been filed.
MedTech
DePuy ASR XL Acetabular System and ASR Hip Resurfacing System
In August 2010, DePuy Orthopaedics, Inc. (DePuy) announced a worldwide voluntary recall of its ASR XL Acetabular System and DePuy ASR Hip Resurfacing System (ASR Hip) used in hip replacement surgery. Claims for personal injury have been made against DePuy and the Company. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Northern District of Ohio. In November 2013, DePuy reached an agreement with a Court-appointed committee of lawyers representing ASR Hip plaintiffs to establish a program to settle claims with eligible ASR Hip patients in the United States. This settlement program has resolved more than 10,000 claims, thereby bringing to resolution significant ASR Hip litigation activity in the United States. A small number of lawsuits, however, remain active throughout the world, including individual actions in the United States, Ireland, and India, among others. The Company continues to receive information with respect to potential additional costs associated with these outstanding actions and has established accruals for the remaining worldwide litigation and recall costs.
DePuy PINNACLE Acetabular Cup System
Claims for personal injury have also been made against DePuy Orthopaedics, Inc. and the Company (collectively, DePuy) relating to the PINNACLE Acetabular Cup System used in hip replacement surgery. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Most cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Northern District of Texas (Texas MDL). Beginning in June 2022, the Judicial Panel on Multidistrict Litigation ceased transfer of new cases into the Texas MDL, and there are now cases pending in federal court outside the Texas MDL. Litigation also has been filed in state courts and in countries outside of the United States. During the first quarter of 2019, DePuy established a United States settlement program to resolve these cases. As part of the settlement program, adverse verdicts have been settled. The Company has established an accrual for product liability litigation associated with the PINNACLE Acetabular Cup System and the related settlement program.

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

2025 Annual Report	99

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
The Company’s Innovative Medicine subsidiaries have brought lawsuits against generic companies that have filed ANDAs with the U.S. FDA (or similar lawsuits outside of the United States) seeking to market generic versions of products sold by various subsidiaries of the Company prior to expiration of the applicable patents covering those products. These lawsuits typically include allegations of non-infringement and/or invalidity of patents listed in FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations” (commonly known as the Orange Book). In each of these lawsuits, the Company’s subsidiaries are seeking an order enjoining the defendant from marketing a generic version of a product before the expiration of the relevant patents (Orange Book Listed Patents). In the event the Company’s subsidiaries are not successful in an action, or any automatic statutory stay expires before the court rulings are obtained, the generic companies involved would have the ability, upon regulatory approval, to introduce generic versions of their products to the market, resulting in the potential for substantial market share and revenue losses for the applicable products, and which may result in a non-cash impairment charge in any associated intangible asset. In addition, from time to time, the Company’s subsidiaries may settle these types of actions and such settlements can involve the introduction of generic versions of the products at issue to the market prior to the expiration of the relevant patents.
The Inter Partes Review (IPR) process with the United States Patent and Trademark Office (USPTO), created under the 2011 America Invents Act, is also being used at times by generic companies in conjunction with ANDAs and lawsuits to challenge the applicable patents.
Innovative Medicine
XARELTO
Beginning in March 2021, Janssen Pharmaceuticals, Inc., Bayer Pharma AG, Bayer AG, and Bayer Intellectual Property GmbH filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of XARELTO before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Dr. Reddy’s Laboratories, Inc.; Dr. Reddy’s Laboratories, Ltd.; Lupin Limited; Lupin Pharmaceuticals, Inc.; Taro Pharmaceutical Industries Ltd.; Taro Pharmaceuticals U.S.A., Inc.; Teva Pharmaceuticals USA, Inc.; Mylan Pharmaceuticals Inc.; Mylan Inc.; Mankind Pharma Limited; Apotex Inc.; Apotex Corp.; Cipla Ltd.; Cipla USA Inc.; InvaGen Pharmaceuticals, Inc.; and Prinston Pharmaceuticals, Inc. The following U.S. patents are included in one or more cases: 9,539,218 and 10,828,310. In December 2025 and January 2026, the cases against Dr. Reddy's Laboratories, Inc.; Dr. Reddy's Laboratories, Ltd.; Lupin Limited; Lupin Pharmaceuticals, Inc.; Taro Pharmaceutical Industries Ltd.; Taro Pharmaceuticals U.S.A., Inc.; Teva Pharmaceuticals USA, Inc.; Mylan Pharmaceuticals Inc.; Mylan Inc.; Mankind Pharma Limited; Apotex Inc.; Apotex Corp.; Cipla Ltd.; Cipla USA Inc.; InvaGen Pharmaceuticals, Inc.; and Prinston Pharmaceuticals, Inc. were dismissed with prejudice. In January 2026, the Company entered into a confidential settlement agreement with Mankind Pharma Limited.
U.S. Patent No. 10,828,310 was also under consideration by the USPTO in an IPR proceeding. In July 2023, the USPTO issued a final written decision finding the claims of the patent invalid. In September 2023, Bayer Pharma AG filed an appeal to the U.S. Court of Appeals for the Federal Circuit. In September 2025, the Federal Circuit entered a decision affirming-in-part, vacating-in-part, and remanding for further proceedings. In January 2026, the USPTO entered judgment against petitioners upon remand.

INVEGA SUSTENNA
Beginning in January 2018, Janssen Pharmaceutica NV and Janssen Pharmaceuticals, Inc. filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of INVEGA SUSTENNA before expiration of the Orange Book Listed Patent. The following entities are named defendants: Pharmascience Inc.; Mallinckrodt PLC; Specgx LLC; Tolmar, Inc.; Accord Healthcare, Inc.; Qilu Pharmaceutical Co. Ltd.; Qilu Pharma Inc.; Sun Pharmaceutical Industries Ltd.; and Sun Pharmaceutical Industries, Inc. The following U.S. patent is included in one or more cases: 9,439,906. In February 2024, the district court issued a decision in the case against Tolmar Inc. finding that United States Patent No. 9,439,906 is not invalid. Tolmar previously stipulated to infringement of a subset of the claims, and based on a claim construction ruling, the district court entered a non-infringement order with respect to the remaining asserted claims. Tolmar has appealed the validity decision, and Janssen appealed the non-infringement decision. In November 2025, the court entered judgments against the Accord and Qilu defendants. In December 2025, Janssen and the Sun defendants entered into a confidential settlement agreement and a consent judgment was entered by the court.
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
SPRAVATO
Beginning in May 2023, Janssen Pharmaceuticals, Inc. and Janssen Pharmaceutica NV filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of SPRAVATO before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Sandoz Inc.; Hikma Pharmaceuticals Inc. USA; Hikma Pharmaceuticals PLC; and Alkem Laboratories Ltd. The following U.S. patents are included in one or more cases: 10,869,844; 11,173,134; 11,311,500; and 11,446,260. In January 2026, Janssen and Hikma entered into a confidential settlement agreement, and a consent judgment was entered by the court. A trial against Sandoz is scheduled to begin in February 2026.
CAPLYTA
Beginning in March 2024, Intra-Cellular Therapies, Inc. (Intra-Cellular) filed patent infringement lawsuits in the United States District Court for the District of New Jersey against generic manufacturers who have filed ANDAs seeking approval to market generic versions of CAPLYTA before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Aurobindo Pharma Ltd., Aurobindo Pharma USA, Inc., Alkem Laboratories Ltd., Dr. Reddy’s Laboratories Inc., Dr. Reddy’s Laboratories Ltd., MSN Laboratories Private Ltd., Zydus Pharmaceuticals (USA) Inc., and Zydus Lifesciences Ltd. The following U.S. Patents are included in one or more cases: US RE 48,825; RE 48,839; 8,648,077; 9,168,258; 9,199,995; 9,616,061; 9,956,227; 10,117,867; 10,464,938; 10,960,009; 11,026,951; 11,753,419; 11,980,617; 12,070,459; 12,090,155; 12,122,792; 12,128,043; 12,409,176; and 12,410,195. In December 2025, Intra-Cellular, Dr. Reddy's Laboratories Inc., and Dr. Reddy's Laboratories Ltd. entered into a confidential settlement agreement, and the case was dismissed.

2025 Annual Report	101

UPTRAVI
Beginning in September 2025, Actelion Pharmaceuticals Ltd, Actelion Pharmaceuticals US, Inc., and Nippon Shinyaku Co. Ltd. filed a patent infringement lawsuit in the United States District Court for the District of New Jersey against generic manufacturers who have filed ANDAs seeking approval to market generic versions of UPTRAVI before expiration of certain Orange Book Listed Patents. The following entities are named defendants: VGYAAN Pharmaceuticals LLC, RK Pharma, Inc., Apotex Inc., and Apotex Corp. The following patents are included in one or more cases: 7,205,302; 8,791,122; and 9,284,280. In November 2025, Actelion, Nippon Shinyaku Co. Ltd., VGYAAN Pharmaceuticals LLC, and RK Pharma Inc. entered into a confidential settlement agreement, and the court entered a consent judgment ending the action.
CARVYKTI
In January 2026, 2seventy bio, Inc. filed suit in the Unitary Patent Court, Local Division of Brussels, against Johnson & Johnson, Janssen Biotech, Inc., Janssen Pharmaceuticals Inc., Janssen-Cilag International NV, Janssen Pharmaceutica NV, Janssen-Cilag NV, Janssen Biologics B.V., Janssen-Cilag B.V., Janssen-Cilag GmbH, Janssen-Cilag, Janssen-Cilag SpA, Janssen-Cilag A/S, Janssen-Cilag Aktiebolag, Janssen-Cilag Farmaceutica Lda., Legend Biotech Corporation, Legend Biotech USA Inc., Legend Biotech Ireland Limited, and Legend Biotech Belgium BV. alleging that the manufacture and sale of CARVYKTI infringes EU Patent No. 3 689 383. In the suit, 2seventy bio, Inc. seeks damages and an injunction.
MedTech
In March 2016, Abiomed, Inc. filed a declaratory judgment action against Maquet Cardiovascular LLC (Maquet) in the U.S. District Court for the District of Massachusetts seeking a declaration that certain Impella products do not infringe Maquet patents, including U.S. Patent Nos. 7,022,100 (’100 patent); 8,888,728; and 9,327,068. Maquet counterclaimed for infringement of those patents against Abiomed, Inc., Abiomed Europe GmbH, and Abiomed R&D, Inc. (collectively, Abiomed), and later added claims for infringement of U.S. Patent Nos. 9,545,468; 9,561,314; and 9,597,437. After claim construction, Maquet alleged infringement of only the ’100 patent. In September 2021, the court granted Abiomed’s motion for summary judgment of non-infringement of the ’100 patent and, in September 2023, the district court entered final judgment in favor of Abiomed on all patents-in-suit. Maquet appealed. In February 2026, the U.S. Court of Appeals for the Federal Circuit affirmed-in-part, vacated-in-part, and remanded to the District Court.
In November 2017, Maquet Cardiovascular LLC filed suit against Abiomed, Inc., Abiomed R&D, Inc., and Abiomed Europe GmbH (collectively, Abiomed) in the U.S. District Court for the District of Massachusetts, alleging that certain Impella products infringe U.S. Patent No. 9,789,238 (’238 patent). Maquet subsequently added U.S. Patent No. 10,238,783 (’783 patent). After claim construction, the court entered a stipulated judgment of non-infringement of both patents. Maquet appealed. In March 2025, the U.S. Court of Appeals for the Federal Circuit left undisturbed the judgment on non-infringement of the ’238 patent, vacated the judgment regarding the ’783 patent, and remanded the case to the District Court for further proceedings on the ’783 patent. Trial is scheduled to begin in May 2026.
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
Innovative Medicine
In July 2016, the Company and Janssen Products, LP were served with a qui tam complaint pursuant to the False Claims Act filed in the United States District Court for the District of New Jersey alleging the off-label promotion of two HIV products, PREZISTA and INTELENCE, and anti-kickback violations in connection with the promotion of these products. The complaint was filed under seal in December 2012. The federal and state governments have declined to intervene, and the lawsuit is being prosecuted by the relators. The Court denied summary judgment on all claims in December 2021. Daubert motions were granted in part and denied in part in January 2022, and trial commenced in May 2024. In June 2024, a jury found no liability regarding the anti-kickback violations but found liability for a portion of the off-label promotion claims. The Company challenged the verdict on the off-label claims in post-trial briefing. In March 2025, the court dismissed the state law portion of the claims but entered judgment on the federal claims. The Company appealed the remainder of the verdict to the Third Circuit. Briefing is complete and oral argument is scheduled for March 2026.
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
General litigation
The Company or its subsidiaries regularly face claims in legal proceedings related to contracts, trade secrets, antitrust, unfair competition, consumer protection, and environmental issues, the most significant of which are listed below. Although the Company and its subsidiaries believe that they have substantial defenses to these cases, there can be no assurance as to the outcome of these matters. A loss in any of these cases could require the payment of damages, injunctions, and/or other relief.
In October 2017, certain United States service members and their families brought a complaint against a number of pharmaceutical and medical devices companies, including Johnson & Johnson and certain of its subsidiaries in United States District Court for the District of Columbia, alleging that the defendants violated the United States Anti-Terrorism Act. The complaint alleges that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health. In July 2020, the District Court dismissed the complaint. In January 2022, the United States Court of Appeals for the District of Columbia Circuit reversed the District Court’s decision. In June 2024, the Supreme Court vacated the D.C. Circuit's decision and remanded the case to the D.C. Circuit for reconsideration. In January 2026, the D.C. Circuit affirmed its reversal of the District Court's dismissal of the complaint.
In February 2024, a putative class action was filed against the Company and the Pension & Benefits Committee of Johnson & Johnson (Committee) in United States District Court for the District of New Jersey. The complaint alleges that defendants breached fiduciary duties under the Employee Retirement Income Security Act (ERISA) by allegedly mismanaging the Company’s prescription-drug benefits program. The complaint seeks damages and other relief. In January 2025, the court granted in part and denied in part defendants’ motion to dismiss, with leave to replead. In March 2025, plaintiffs filed a second amended complaint. In April 2025, defendants filed a motion to dismiss plaintiffs' fiduciary duty claims. In November 2025, the court granted defendants' motion to dismiss plaintiffs' fiduciary duty claims. Plaintiffs voluntarily withdrew their remaining claim, and the court entered final judgment in defendants' favor in January 2026. Plaintiffs have filed a notice of appeal to the United States Court of Appeals for the Third Circuit.
MedTech
In October 2020, Fortis Advisors LLC (Fortis), in its capacity as representative of the former stockholders of Auris Health Inc. (Auris), filed a complaint against the Company, Ethicon Inc., and certain named officers and employees (collectively, Ethicon) in the Court of Chancery of the State of Delaware. The complaint alleges breach of contract, fraud, and other causes of action against Ethicon in connection with Ethicon’s acquisition of Auris in 2019. The complaint seeks damages and other relief. In December 2021, the court granted in part and denied in part defendants’ motion to dismiss certain causes of action. All claims against the individual defendants were dismissed. Trial occurred in January 2024. In September 2024, the court found liability with respect to certain claims and no liability with respect to other claims. In January 2026, the Delaware Supreme Court reversed in part and affirmed in part the Chancery Court's decision, including a $0.8 billion judgment against the Company that was accrued in the fiscal fourth quarter of 2025 and subsequently paid in January 2026.
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

2025 Annual Report	103

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
In December 2023, a putative class action lawsuit was filed against the Company and Janssen Biotech Inc. (collectively, Janssen) in the United States District Court for the Eastern District of Virginia. The complaint alleges that Janssen violated federal and state antitrust laws and other state laws by delaying biosimilar competition with STELARA through Janssen's enforcement of patent rights covering STELARA. The complaint seeks damages and other relief. In February 2024, plaintiffs filed an amended complaint, which Janssen moved to dismiss in March 2024. In August 2024, the court granted in part and denied in part Janssen's motion to dismiss. In December 2025, the court granted plaintiffs' motion for class certification. In January 2026, the court granted summary judgment for Janssen on plaintiffs' claim regarding patents obtained through the acquisition of Momenta Pharmaceuticals, Inc. in 2020.
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
In August 2025, Xoma Corporation (Xoma) filed a complaint against Janssen Biotech, Inc. (Janssen) in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges breach of contract, unjust enrichment, and declaratory relief claims against Janssen regarding the alleged failure to obtain a license from Xoma in connection with Janssen's commercialization of TREMFYA. In December 2025, the court denied Janssen's motion to dismiss the complaint.
20. Restructuring
In fiscal 2025, the company initiated a restructuring program of its Surgery franchise within the MedTech segment to simplify and focus operations by exiting certain non-strategic product lines and optimize select sites across the network. The pre-tax restructuring expense of $0.2 billion in the fiscal year 2025, primarily included costs related to asset impairments as well as product exits. The estimated costs of the total program are between $0.9 billion - $1.0 billion and is expected to be substantially completed by the end of fiscal year 2026.
In fiscal 2023, the Company initiated a restructuring program of its Orthopaedics franchise within the MedTech segment to streamline operations by exiting certain markets, product lines and distribution network arrangements. The pre-tax restructuring expense of $0.3 billion in the fiscal year 2025 primarily included costs related asset impairments as well as market and product exits. The pre-tax restructuring expense of $0.2 billion in the fiscal year 2024 primarily included costs related to market and product exits. The pre-tax restructuring expense of $0.3 billion in the fiscal year 2023 primarily included inventory and instrument charges related to market and product exits. Total project costs of approximately $0.8 billion have been recorded since the restructuring was announced and the program has been substantially completed in the fiscal year 2025.
In fiscal 2023, the Company completed a prioritization of its research and development (R&D) investment within its Innovative Medicine segment to focus on the most promising medicines with the greatest benefit to patients. This resulted in the exit of certain programs within certain therapeutic areas. The R&D program exits are primarily in infectious diseases and vaccines including the discontinuation of its respiratory syncytial virus (RSV) adult vaccine program, hepatitis and HIV development. Pre-tax Restructuring expenses of $0.1 billion in the fiscal year 2024 included the termination of partnered and non-partnered development program costs, asset impairments and asset divestments. Pre-tax Restructuring expenses of $0.5 billion in the fiscal year 2023 included the termination of partnered and non-partnered development program costs and asset impairments. Total project costs of approximately $0.6 billion have been recorded since the restructuring was announced and the program was completed in the fiscal fourth quarter of 2024.

The following table summarizes the restructuring expenses for the fiscal years 2025, 2024 and 2023:

(Pre-tax Dollars in Millions)	2025	2024	2023
MedTech Segment Surgery franchise(1)	$205	—	—
MedTech Segment Orthopaedics franchise(2)	307	167	319
Innovative Medicine Segment(3)	—	102	479
Total Programs	$512	269	798
(1)The fiscal year of 2025 included $76 million in restructuring, $122 million in Other income and expense and $7 million in Cost of products sold on the Consolidated Statement of Earnings
(2)The fiscal year of 2025 included $152 million in restructuring, $71 million in Other income and expense and $84 million in Cost of products sold on the Consolidated Statement of Earning The fiscal year of 2024 included $132 million in Restructuring and $35 million in Cost of products sold on the Consolidated Statement of Earnings. The fiscal year of 2023 Included $40 million in Restructuring and $279 million in Cost of products sold on the Consolidated Statement of Earnings. This program was substantially completed in the fiscal year 2025.
(3)The fiscal year of 2024 included $102 million in Restructuring on the Consolidated Statement of Earnings. The fiscal year of 2023 included $449 million in Restructuring and $30 million in Cost of products sold on the Consolidated Statement of Earnings. This program was completed in the fiscal fourth quarter of 2024.
Restructuring reserves as of December 28, 2025, December 29, 2024 and December 31, 2023 were insignificant.

2025 Annual Report	105

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
Also in connection with the separation, Johnson & Johnson and Kenvue entered into a separation agreement and also entered into various other agreements that provide for certain transactions to effect the transfer of the assets and liabilities of the Consumer Health business to Kenvue and to govern various interim and ongoing relationships between Kenvue and Johnson & Johnson following the completion of the Kenvue IPO, including transition services agreements (TSAs), transition manufacturing agreements (TMAs), trademark agreements, intellectual property agreements, an employee matters agreement, and a tax matters agreement. Under the TSAs, Johnson & Johnson will provide Kenvue various services and, similarly, Kenvue will provide Johnson & Johnson various services. The provision of the majority of services under the TSAs generally terminated 24 months following the Kenvue IPO. Additionally, Johnson & Johnson and Kenvue entered into TMAs pursuant to which Johnson & Johnson will manufacture and supply to Kenvue certain products and, similarly, Kenvue will manufacture and supply to Johnson & Johnson certain products. The terms of the TMAs range in initial duration from 3 months to 5 years.
Amounts related to the TSAs and TMAs included in the consolidated statements of earnings were immaterial for fiscal years 2025, 2024 and 2023. Additionally, the amounts due to and from Kenvue for the above agreements was not material as of December 28, 2025.
The results of the Consumer Health business (previously reported as a separate business segment), as well as the associated gain, have been reflected as discontinued operations in the Company’s consolidated statements of earnings as Net earnings from discontinued operations, net of taxes. As a result of the separation of Kenvue, Johnson & Johnson incurred separation costs of $145 million in the fiscal year 2024, which was included in Net Earnings and incurred separation costs of $986 million in the fiscal year 2023, which were included in Net earnings from discontinued operations, net of taxes. These costs were primarily related to external advisory, legal, accounting, contractor and other incremental costs directly related to separation activities.

Details of Net Earnings from Discontinued Operations, net of taxes are as follows:

(Dollars in Millions)	2023(1)
Sales to customers	$10,036
Cost of products sold	4,369
Gross profit	5,667
Selling, marketing and administrative expenses	3,085
Research and development expense	258
Interest Income	(117)
Interest expense, net of portion capitalized	199
Other (income) expense, net	1,092
(Gain) on separation of Kenvue	(20,984)
Earnings from Discontinued Operations Before Provision for Taxes on Income	22,134
Provision for taxes on income	307
Net earnings from Discontinued Operations	$21,827
(1)The Company ceased consolidating the results of the Consumer Health business on August 23, 2023, the date of the exchange offer, but continued to reflect any separation costs incurred as part of discontinued operations through the end of the fiscal fourth quarter.
The following table presents depreciation, amortization and capital expenditures of the discontinued operations related to Kenvue:

(Dollars in Millions)	2023(1)
Depreciation and Amortization	$383
Capital expenditures	$162

2025 Annual Report	107

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Johnson & Johnson
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Johnson & Johnson and its subsidiaries (the "Company") as of December 28, 2025 and December 29, 2024, and the related consolidated statements of earnings, of comprehensive income, of equity and of cash flows for each of the three fiscal years in the period ended December 28, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal control over Financial Reporting, management has excluded Intra-Cellular Therapies, Inc. (“Intra-Cellular”), from its assessment of internal control over financial reporting as of December 28, 2025 because it was acquired by the Company in a purchase business combination during 2025. We have also excluded Intra-Cellular from our audit of internal control over financial reporting. Intra-Cellular is a wholly-owned subsidiary whose total assets and total sales excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% of each of the related consolidated financial statement amounts as of and for the fiscal year ended December 28, 2025.

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
U.S. Innovative Medicine Rebate Reserves – Managed Care, Medicare and Medicaid
As described in Note 1 to the consolidated financial statements, the Company recognizes revenue from product sales when obligations under the terms of a contract with the customer are satisfied. Rebates and discounts provided to customers are accounted for as variable consideration and recorded as a reduction in sales. The liability for such rebates and discounts is recognized within Accrued rebates, returns, and promotions on the consolidated balance sheet. A significant portion of the liability related to rebates is from the sale of pharmaceutical products within the U.S., primarily the Managed Care, Medicare and Medicaid programs, which amounted to $13.0 billion as of December 28, 2025. Rebates estimated by management are based on contractual terms, historical experience, patient outcomes, trend analysis, and projected market conditions in the various markets served.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of the U.S. Innovative Medicine rebate reserves - Managed Care, Medicare and Medicaid, including controls over the assumptions used to estimate these rebates. These procedures also included, among others (i) developing an independent estimate of the rebates by utilizing third party information on price and market conditions in the U.S. pharmaceutical market, the contractual terms of the specific rebate programs, and the historical experience, patient outcomes, and trend analysis of actual rebate claims paid; (ii) testing, on a sample basis, rebate claims processed by the Company, including evaluating those claims for consistency with the contractual terms of the Company’s rebate arrangements; and (iii) comparing the independent estimates to management’s estimates to evaluate the reasonableness of management’s estimates.

2025 Annual Report	109

Litigation Contingencies – Talc
As described in Notes 1 and 19 to the consolidated financial statements, a significant number of personal injury claims alleging that talc causes cancer have been asserted against the Company and its affiliates arising out of the use of body powders containing talc, primarily JOHNSON’S Baby Powder. The Company records accruals for loss contingencies associated with legal matters, including talc, when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. To the extent adverse awards, judgments, or verdicts have been rendered against the Company, management does not record an accrual until a loss is determined to be probable and can be reasonably estimated. For these matters, management is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors, including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. As of December 28, 2025, the total present value of the reserve to resolve the talc claims is approximately $3.4 billion, comprising previously executed settlement agreements, litigation defense, and other costs.
The principal considerations for our determination that performing procedures relating to the litigation contingencies – talc is a critical audit matter are (i) the significant judgment by management when assessing the likelihood of a loss being incurred for the remaining unresolved talc claims and when determining whether a reasonable estimate of the loss or range of loss for the remaining unresolved talc claims can be made and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s assessment of the litigation contingencies associated with the unresolved talc claims.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the litigation contingencies – talc claims, including controls over determining whether a loss is probable and whether the amount of loss can be reasonably estimated, as well as financial statement disclosures. These procedures also included, among others (i) testing management’s process for developing the estimated loss contingency related to the talc claims; (ii) evaluating the appropriateness of the methodology used by management to develop the estimated loss or range of loss; (iii) obtaining and evaluating certain executed settlement agreements related to the talc litigation; (iv) testing a sample of payments for litigation defense and other costs; (v) discussing the status of significant known actual and potential litigation and settlements activity with the Company’s internal legal counsel; (vi) confirming with internal and external legal counsel the possibility or probability of an unfavorable outcome and the extent to which the loss or range of loss is reasonably estimable related to talc claims; (vii) evaluating the reasonableness of management’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable; and (viii) evaluating the sufficiency of the Company’s litigation contingencies disclosures.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 11, 2026
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
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2025. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.
The Company acquired Intra-Cellular Therapies, Inc. (Intra-Cellular), in a business combination in April 2025. Intra-Cellular's total assets, excluding intangible assets and goodwill, and total sales represented less than 1% of each of the related consolidated financial statement amounts as of and for the fiscal year ended December 28, 2025. As the acquisition occurred in the fiscal year 2025, the scope of the Company's assessment of the design and effectiveness of internal control over financial reporting for the fiscal year 2025 excluded the above mentioned acquisition. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope in the year of acquisition.
Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 28, 2025, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 28, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/ J. Duato	/s/ J. J. Wolk
Joaquin Duato	Joseph J. Wolk
Chairman, Board of Directors	Executive Vice President, Chief Financial Officer
Chief Executive Officer

2025 Annual Report	111

Shareholder return performance graphs
Set forth below are line graphs comparing the cumulative total shareholder return on the Company’s Common Stock for periods of five years and ten years ending December 31, 2025, against the cumulative total return of the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Pharmaceutical Index and the Standard & Poor’s Healthcare Equipment Index. The graphs and tables assume that $100 was invested on December 31, 2020 and December 31, 2015 in each of the Company’s Common Stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Pharmaceutical Index and the Standard & Poor’s Healthcare Equipment Index and that all dividends were reinvested.
5 Year Shareholder Return Performance J&J vs. Indices

Johnson & Johnson
S&P 500 Index
S&P Pharmaceutical Index
S&P Healthcare Equipment Index

5-year CAGR
J&J	8.7%
S&P 500	14.4%
S&P Pharm	13.5%
S&P H/C Equip	4.9%

	2020	2021	2022	2023	2024	2025
Johnson & Johnson	$100.00	$111.40	$118.08	$107.93	$102.75	$151.55
S&P 500 Index	$100.00	$128.70	$105.41	$133.13	$166.41	$196.20
S&P Pharmaceutical Index	$100.00	$125.90	$136.60	$137.01	$148.25	$188.57
S&P Healthcare Equipment Index	$100.00	$119.40	$96.83	$105.55	$117.05	$126.77

10 Year Shareholder Return Performance J&J vs. Indices

Johnson & Johnson
S&P 500 Index
S&P Pharmaceutical Index
S&P Healthcare Equipment Index

10-year CAGR
J&J	10.3%
S&P 500	14.8%
S&P Pharm	10.8%
S&P H/C Equip	12.1%

	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Johnson & Johnson	$100.00	$115.30	$143.43	$136.12	$158.17	$175.41	$195.41	$207.13	$189.32	$180.23	$265.84
S&P 500 Index	$100.00	$112.00	$136.42	$130.41	$171.49	$203.05	$261.32	$214.02	$270.31	$337.89	$398.37
S&P Pharmaceutical Index	$100.00	$98.40	$110.80	$119.77	$137.86	$148.20	$186.58	$202.44	$203.05	$219.70	$279.46
S&P Healthcare Equipment Index	$100.00	$106.50	$139.41	$161.99	$209.46	$246.32	$294.11	$238.52	$259.99	$288.33	$312.26

2025 Annual Report	113

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
Changes in internal control over financial reporting. During the fiscal quarter ended December 28, 2025, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required under Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to monitor and assess the effectiveness of the design and operation of its disclosure controls and procedures.
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
Item 9B. Other information
Securities trading plans of Directors and Executive Officers. During the fiscal fourth quarter of 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.
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

2025 Annual Report	115

Equity compensation plan information
The following table provides certain information as of December 28, 2025 concerning the shares of the Company’s Common Stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2)(3)
Equity Compensation Plans Approved by Security Holders(1)	107,318,427	$131.08	93,216,941
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	107,318,427	$131.08	93,216,941
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
1.Financial Statements
Consolidated balance sheets at end of fiscal years 2025 and 2024
Consolidated statements of earnings for fiscal years 2025, 2024 and 2023
Consolidated statements of comprehensive income for fiscal years 2025, 2024 and 2023
Consolidated statements of equity for fiscal years 2025, 2024 and 2023
Consolidated statements of cash flows for fiscal years 2025, 2024 and 2023
Notes to Consolidated Financial Statements
Report of independent registered public accounting firm
All schedules are omitted because they are not applicable, not material or the required information is included in the financial statements or notes.
2.Exhibits required to be filed by item 60l of regulation S-K
The information called for by this item is incorporated herein by reference to the Exhibit Index in this Report.
Item 16. Form 10-K summary
Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.

2025 Annual Report	117

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 11, 2026

JOHNSON & JOHNSON
(Registrant)

By	/s/ J. Duato
J. Duato, Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Duato	Chairman of the Board	February 11, 2026
J. Duato	Chief Executive Officer (Principal Executive Officer)

/s/ J. J. Wolk	Chief Financial Officer	February 11, 2026
J. J. Wolk	(Principal Financial Officer)

/s/ R. J. Decker Jr.	Controller and Chief Accounting Officer	February 11, 2026
R. J. Decker Jr.	(Principal Accounting Officer)

/s/ M. C. Beckerle	Director	February 11, 2026
M. C. Beckerle

/s/ J. A. Doudna	Director	February 11, 2026
J. A. Doudna

/s/ M. A. Hewson	Director	February 11, 2026
M. A. Hewson

Signature	Title	Date

/s/ P. A. Johnson	Director	February 11, 2026
P. A. Johnson

/s/ H. Joly	Director	February 11, 2026
H. Joly

/s/ M. B. McClellan	Director	February 11, 2026
M. B. McClellan

/s/ J. G. Morikis	Director	February 11, 2026
J. G. Morikis

/s/ D. E. Pinto	Director	February 11, 2026
D. E. Pinto

/s/ M. A. Weinberger	Director	February 11, 2026
M. A. Weinberger

/s/ N. Y. West	Director	February 11, 2026
N. Y. West

/s/ E. A. Woods	Director	February 11, 2026
E. A. Woods

2025 Annual Report	119

Exhibit index

Reg. S-K Exhibit Table Item No.	Description of Exhibit
2(i)	Agreement and Plan of Merger, dated as of October 31, 2022, by and among Johnson & Johnson, Athos Merger Sub, Inc. and ABIOMED, Inc. – Incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K Current Report filed November 1, 2022.†
3(i)	Restated Certificate of Incorporation effective February 19, 2016 — Incorporated herein by reference to Exhibit 3(i) of the Registrant’s Form 10-K Annual Report for the fiscal year ended January 3, 2016.
3(ii)	Certificate of Amendment to the Certificate of Incorporation of Johnson & Johnson effective April 30, 2020 — Incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K Current Report filed April 29, 2020.
3(iii)	Amended and Restated By-Laws of the Company, as amended effective April 25, 2024 — Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K Current Report filed April 29, 2024.
4(a)	Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments defining the rights of holders of long-term debt of the Registrant.
4(b)	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 — Filed with this document.
4(c)**	Indenture, dated as of September 15, 1987 – Incorporated herein by reference to Exhibit 4(a) to the Registrant’s Form S-3 Registration Statement filed on October 11, 1994
4(d)**	First Supplemental Indenture, dated as of September 1, 1990 – Incorporated herein by reference to Exhibit 4(b) to the Registrant’s Form S-3 Registration Statement filed on October 11, 1994
4(e)	Second Supplemental Indenture, dated as of November 9, 2017 – Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed on November 13, 2017
10(a)	2012 Long-Term Incentive Plan — Incorporated herein by reference to Appendix A of the Registrant’s Proxy Statement filed on March 15, 2012.*
10(b)	Form of Stock Option Certificate under the 2012 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 1, 2012.*
10(c)	Global NonQualified Stock Option Award Agreement under the 2012 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 1, 2018.*
10(d)	Global Restricted Share Unit Award Agreement under the 2012 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 1, 2018.*
10(e)	Global Performance Share Unit Award Agreement under the 2012 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 1, 2018.*
10(f)	Global Restricted Share Unit Award Agreement granted to John Reed on May 1, 2023 under the 2022 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10(h) of the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2023*
10(g)	Domestic Deferred Compensation (Certificate of Extra Compensation) Plan — Incorporated herein by reference to Exhibit 10(g) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2003.*
10(h)	Amendments to the Certificate of Extra Compensation Plan effective as of January 1, 2009 — Incorporated herein by reference to Exhibit 10(j) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2008.*
10(i)	Amended and Restated Deferred Fee Plan for Directors (Amended as of January 17, 2012) — Incorporated herein by reference to Exhibit 10(k) of the Registrant's Form 10-K Annual Report for the fiscal year ended January 1, 2012.*

Reg. S-K Exhibit Table Item No.	Description of Exhibit
10(j)	The Johnson & Johnson Executive Income Deferral Plan Amended and Restated Effective January 1, 2010 — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2012.*
10(k)	The Johnson & Johnson Excess Savings Plan (amended and restated as of January 1, 2022) — Incorporated herein by reference to Exhibit 10(l) of the Registrant’s Form 10-K Annual Report for the fiscal year ended January 1, 2023.*
10(l)	Excess Benefit Plan of Johnson & Johnson and Affiliated Companies (amended and restated as of January 1, 2020) — incorporated by reference to Exhibit 10(m) of the Registrant’s Form 10-K Annual Report for the fiscal year ended January 3, 2021.
10(m)**	Executive Life Plan Agreement — Incorporated herein by reference to Exhibit 10(i) of the Registrant’s Form 10-K Annual Report for the fiscal year ended January 3, 1993.*
10(n)	Executive Life Plan Agreement Closure Letter — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 29, 2015.*
10(o)	2022 Long-Term Incentive Plan — Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed on March 16, 2022.*
10(p)	Severance Pay Plan of Johnson & Johnson and U.S. Affiliated Companies, Amended and Restated as of October 1, 2014 — Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q Quarterly Report for the quarter ended September 28, 2014.*
10(q)	First Amendment to the Severance Pay Plan of Johnson & Johnson and U.S. Affiliated Companies (as amended and restated effective October 1, 2014) — Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q Quarterly Report for the quarter ended June 28, 2015.*
10(r)	Second Amendment to the Severance Pay Plan of Johnson & Johnson and U.S. Affiliated Companies (as amended and restated effective October 1, 2014) — Incorporated herein by reference to Exhibit 10(x) of the Registrant's Form 10-K Annual Report for the fiscal year ended January 3, 2016.*
10(s)	Contingent Value Rights Agreement, dated as of December 22, 2022, by and between Johnson & Johnson and American Stock Transfer & Trust Company, LLC – Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed December 22, 2022.†
10(t)	Intellectual Property Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc. — Incorporated herein by reference to Exhibit 10.4 of the Registrant's Form 8-K Current Report filed May 8, 2023.
10(u)	Trademark Phase-Out License Agreement, dated as of April 3, 2023, by and between Johnson & Johnson and Johnson & Johnson Consumer Inc. — Incorporated herein by reference to Exhibit 10.5 of the Registrant's Form 8-K Current Report filed May 8, 2023.
10(v)	Johnson & Johnson Deferred Compensation Plan — Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 8-K Current Report filed November 27, 2023.*
10(w)	Global Performance Share Unit Award Agreement under the Johnson & Johnson 2022 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter year ended April 2, 2023.*
10(x)	Global Restricted Share Unit Award Agreement under the Johnson & Johnson 2022 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter year ended April 2, 2023.*
10(y)	Global Nonqualified Stock Option Award Agreement under the Johnson & Johnson 2022 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-Q Quarterly Report for the quarter year ended April 2, 2023.*
10(z)	Amendment One to the Johnson & Johnson Excess Savings Plan (amended and restated effective as of January 1, 2022) — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended October 1, 2023.*

2025 Annual Report	121

Reg. S-K Exhibit Table Item No.	Description of Exhibit
10(aa)	Johnson & Johnson Executive Incentive Plan (Amended as of September 7, 2023) — Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended October 1, 2023.*
10(ab)	Johnson & Johnson Executive Officer Cash Severance Policy — Incorporated herein by reference to Exhibit 10(ab) of the Registrant's Form 10-K Annual Report for the fiscal year ended December 29, 2024.*
19	Johnson & Johnson Stock Trading Policy for Directors, Executive Officers and Insiders (Amended as of April 27, 2023) — Incorporated herein by reference to Exhibit 19 of the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2023.
21	Subsidiaries — Filed with this document.
23	Consent of Independent Registered Public Accounting Firm — Filed with this document.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act — Filed with this document.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act — Filed with this document.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act — Furnished with this document.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act — Furnished with this document.
97	Johnson & Johnson Clawback Policy (effective as of August 8, 2023) — Incorporated herein by reference to
Exhibit 97 of the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2023.
Exhibit 101:
EX-101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Management contract or compensatory plan.
**	Paper filing.
†	Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable.
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

