Form 10-Q
period 2026-03-29
JOHNSON & JOHNSON
filed 2026-04-22
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 29, 2026

or

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
On April 17, 2026, 2,407,216,971 shares of Common Stock, $1.00 par value, were outstanding.

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
Investors also should carefully read the Risk Factors described in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2025, for a description of certain risks that could, among other things, cause the Company’s actual results to differ materially from those expressed in its forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described above to be a complete statement of all potential risks and uncertainties. The Company does not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments.

Part I — Financial information
Item 1 — Financial statements
Johnson & Johnson and subsidiaries consolidated balance sheets
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	March 29, 2026	December 28, 2025
Assets
Current assets:
Cash and cash equivalents (Note 4)	$21,688	19,709
Marketable securities	363	393
Accounts receivable, trade, less allowances $174 (2025, $183)	17,721	17,178
Inventories (Note 2)	14,583	14,191
Prepaid expenses and other	4,818	4,153
Total current assets	59,173	55,624
Property, plant and equipment at cost	54,695	54,364
Less: accumulated depreciation	(31,425)	(31,195)
Property, plant and equipment, net	23,270	23,169
Intangible assets, net (Note 3)	49,061	50,403
Goodwill (Note 3)	48,558	48,772
Deferred taxes on income (Note 5)	6,727	6,874
Other assets	14,105	14,368
Total assets	$200,894	199,210
Liabilities and shareholders’ equity
Current liabilities:
Loans and notes payable	$17,460	8,495
Accounts payable	10,460	11,991
Accrued liabilities	7,399	8,594
Accrued rebates, returns and promotions	18,399	19,124
Accrued compensation and employee related obligations	2,911	4,534
Accrued taxes on income (Note 5)	1,087	1,388
Total current liabilities	57,716	54,126
Long-term debt (Note 4)	37,527	39,438
Deferred taxes on income (Note 5)	7,011	6,791
Employee related obligations (Note 6)	6,760	6,957
Long-term taxes payable (Note 5)	486	486
Other liabilities	10,208	9,868
Total liabilities	$119,708	117,666
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(14,831)	(14,930)
Retained earnings and Additional paid-in capital	169,161	168,978
Less: common stock held in treasury, at cost (713,258,000 and 711,904,000 shares)	76,264	75,624
Total shareholders’ equity	$81,186	81,544
Total liabilities and shareholders’ equity	$200,894	199,210
See Notes to Consolidated Financial Statements

Form 10-Q	1

Johnson & Johnson and subsidiaries consolidated statements of earnings
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal First Quarter Ended
	March 29, 2026	Percent to Sales	March 30, 2025	Percent to Sales
Sales to customers (Note 9)	$24,062	100.0%	$21,893	100.0%
Cost of products sold	8,106	33.7	7,357	33.6
Gross profit	15,956	66.3	14,536	66.4
Selling, marketing and administrative expenses	6,034	25.1	5,112	23.3
Research and development expense	3,527	14.7	3,225	14.7
In-process research and development impairments	36	0.1	—	—
Interest income	(229)	(1.0)	(332)	(1.5)
Interest expense, net of portion capitalized	272	1.2	204	0.9
Other (income) expense, net	294	1.2	(7,321)	(33.4)
Restructuring (Note 12)	32	0.1	17	0.1
Earnings before provision for taxes on income	5,990	24.9	13,631	62.3
Provision for taxes on income (Note 5)	755	3.1	2,632	12.1
Net earnings	$5,235	21.8%	$10,999	50.2%
Net earnings per share (Note 8)
Basic	$2.17		$4.57
Diluted	$2.14		$4.54
Avg. shares outstanding
Basic	2,408.7		2,407.2
Diluted	2,445.2		2,423.8
See Notes to Consolidated Financial Statements

Johnson & Johnson and subsidiaries consolidated statements of comprehensive income
(Unaudited; Dollars in Millions)

	Fiscal First Quarter Ended
	March 29, 2026	March 30, 2025
Net earnings	$5,235	10,999

Other comprehensive income (loss), net of tax
Foreign currency translation	334	(575)

Employee benefit plans:
Prior service cost amortization during period	(36)	(35)
Gain (loss) amortization during period	75	77
Net change	39	42

Derivatives & hedges:
Unrealized gain (loss) arising during period	(77)	676
Reclassifications to earnings	(197)	(142)
Net change	(274)	534

Other comprehensive income (loss)	99	1

Comprehensive income	$5,334	11,000

See Notes to Consolidated Financial Statements

The tax cost/(benefit) effects in other comprehensive income/(loss) for the fiscal first quarter were as follows for 2026 and 2025, respectively: Foreign Currency Translation: $(279) million and $400 million; Employee Benefit Plans: $10 million and $11 million; Derivatives & Hedges: $(73) million and $142 million.

Form 10-Q	3

Johnson & Johnson and subsidiaries consolidated statements of equity
(Unaudited; Dollars in Millions)

Fiscal First Quarter Ended March 29, 2026

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income (AOCI)	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 28, 2025	$81,544	168,978	(14,930)	3,120	(75,624)
Net earnings	5,235	5,235	—	—	—
Cash dividends paid ($1.30 per share)	(3,131)	(3,131)	—	—	—
Employee compensation and stock option plans	1,473	(1,921)	—	—	3,394
Repurchase of common stock (including excise tax)	(4,034)	—	—	—	(4,034)
Other comprehensive income (loss), net of tax	99	—	99	—	—
Balance, March 29, 2026	$81,186	169,161	(14,831)	3,120	(76,264)

Fiscal First Quarter Ended March 30, 2025

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 29, 2024	$71,490	155,791	(11,741)	3,120	(75,680)
Net earnings	10,999	10,999	—	—	—
Cash dividends paid ($1.24 per share)	(2,989)	(2,989)	—	—	—
Employee compensation and stock option plans	737	(1,166)	—	—	1,903
Repurchase of common stock (including excise tax)	(2,129)	—	—	—	(2,129)
Other comprehensive income (loss), net of tax	1	—	1	—	—
Balance, March 30, 2025	$78,109	162,635	(11,740)	3,120	(75,906)

See Notes to Consolidated Financial Statements

Johnson & Johnson and subsidiaries consolidated statements of cash flows
(Unaudited; Dollars in Millions)

	Fiscal Three Months Ended
	March 29, 2026	March 30, 2025
Cash flows from operating activities
Net earnings	$5,235	10,999
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	2,004	1,772
Stock based compensation	300	288
Asset write-downs	36	30
Charges for acquired in-process research and development assets	2	16
Net loss/(gain) on sale of assets/businesses	12	(75)
Deferred tax provision	159	2,172
Credit losses and accounts receivable allowances	(8)	(4)
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(595)	(926)
Increase in inventories	(431)	(146)
Decrease in accounts payable and accrued liabilities	(3,920)	(2,126)
Decrease/(Increase) in other current and non-current assets	349	(1,317)
Decrease in other current and non-current liabilities	(629)	(6,509)

Net cash flows from operating activities	2,514	4,174

Cash flows used for investing activities
Additions to property, plant and equipment	(1,049)	(795)
Proceeds from the disposal of assets/businesses, net (Note 10)	29	279
Acquired in-process research and development assets / related milestones (Note 10)	—	(14)
Purchases of investments	(144)	(251)
Sales of investments	209	218
Credit support agreements activity, net	(31)	296
Other (including capitalized licenses and milestones)	(54)	(30)

Net cash used for investing activities	(1,040)	(297)

Cash flows from financing activities
Dividends to shareholders	(3,131)	(2,989)
Repurchase of common stock	(4,028)	(2,127)
Proceeds from short-term debt, net	12,439	8,784
Repayment of short-term debt, net	(3,223)	(2,120)
Proceeds from long-term debt, net of issuance costs	—	9,138
Repayment of long-term debt	(2,002)	(751)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	1,172	450
Credit support agreements activity, net	(109)	(3)
Other	(588)	40

Net cash from financing activities	530	10,422

Effect of exchange rate changes on cash and cash equivalents	(25)	70
Increase in cash and cash equivalents	1,979	14,369
Cash and cash equivalents, beginning of period	19,709	24,105
Cash and cash equivalents, end of period	21,688	38,474

See Notes to Consolidated Financial Statements

Form 10-Q	5

Notes to consolidated financial statements
Note 1 — The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Johnson & Johnson and its subsidiaries (the Company) and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2025. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented.
Columns and rows within tables may not add due to rounding. Percentages have been calculated using actual, non-rounded figures.
Recently Adopted Accounting Standards
ASU 2025-07: Derivates and Hedging (Topic 815) and Revenue from Contracts with Customers (TOPIC 606)
Effective beginning fiscal year 2026, the Company prospectively adopted the amended guidance issued by the FASB that adds a scope exception to exclude from derivative accounting non-exchange-traded contracts with variables (underlyings) that are based on operations or activities specific to one of the parties to the contract. The adoption of this new accounting standard did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
There were no new material accounting standards issued in the fiscal first quarter of 2026.
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
Confirmed obligations under the program as of March 29, 2026, and December 28, 2025, were $0.7 billion and $0.8 billion, respectively. The obligations are presented as Accounts payable on the Consolidated Balance Sheets.

Note 2 — Inventories

(Dollars in Millions)	March 29, 2026	December 28, 2025
Raw materials and supplies	$2,612	2,530
Goods in process	4,033	3,828
Finished goods	7,938	7,833
Total inventories	$14,583	14,191

Note 3 — Intangible assets and goodwill
Intangible assets that have finite useful lives are amortized over their estimated useful lives. The latest annual impairment assessment of goodwill and indefinite lived intangible assets was completed in the fiscal fourth quarter of 2025. Future impairment tests for goodwill and indefinite lived intangible assets will be performed annually in the fiscal fourth quarter, or sooner, if warranted.

(Dollars in Millions)	March 29, 2026	December 28, 2025
Intangible assets with definite lives:
Patents and trademarks — gross	$58,515	59,156
Less accumulated amortization	(32,939)	(32,507)
Patents and trademarks — net	$25,576	26,649
Customer relationships and other intangibles — gross	21,340	21,361
Less accumulated amortization	(15,156)	(14,998)
Customer relationships and other intangibles — net(1)	$6,184	6,363
Intangible assets with indefinite lives:
Trademarks	1,766	1,772
Purchased in-process research and development	15,535	15,619
Total intangible assets — net	$49,061	50,403
(1)The majority is comprised of customer relationships
Goodwill as of March 29, 2026 was allocated by segment of business as follows:

(Dollars in Millions)	Innovative Medicine	MedTech	Total
Goodwill at December 28, 2025	$14,967	33,805	48,772
Goodwill, related to acquisitions	—	—	—
Goodwill, related to divestitures	—	—	—
Currency translation/Other	(155)	(59)	(214)
Goodwill at March 29, 2026	$14,812	33,746	48,558

The weighted average amortization period for patents and trademarks is approximately 12 years. The weighted average amortization period for customer relationships and other intangible assets is approximately 19 years. The amortization expense of amortizable intangible assets included in the cost of products sold was $1.2 billion and $1.1 billion for the fiscal first quarters ended March 29, 2026 and March 30, 2025, respectively.
The estimated amortization expense for approved products, before tax, for the five succeeding years is approximately:

(Dollars in Millions)
2026	2027	2028	2029	2030
$5,100	4,400	3,700	3,600	3,500
See Note 10 to the Consolidated Financial Statements for additional details related to acquisitions and divestitures.

Form 10-Q	7

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
The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. The Company maintains credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of March 29, 2026, the cumulative amount of cash collateral paid by the Company under the CSA amounted to $4.7 billion net, related to net investment and cash flow hedges. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of March 29, 2026, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $43.9 billion, $37.9 billion and $8.0 billion, respectively. As of December 28, 2025, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $40.6 billion, $38.9 billion and $8.0 billion, respectively.
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
As of March 29, 2026, the balance of deferred net loss on derivatives included in accumulated other comprehensive income was $0.6 billion after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts and net investment hedge contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives and hedges for the fiscal first quarters ended March 29, 2026 and March 30, 2025, net of tax:

	March 29, 2026					March 30, 2025
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	36	—	—	—	—	188	—
Derivatives designated as hedging instruments	—	—	—	(36)	—	—	—	—	(188)	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	47	—	—	—	—	49	—
Amount of gain or (loss) recognized in AOCI	—	—	—	47	—	—	—	—	49	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	1	73	(5)	—	(2)	(1)	10	1	—	—

Amount of gain or (loss) recognized in AOCI	(7)	(195)	37	—	25	3	105	(36)	—	(11)

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	83	—	—	—	—	83	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	16	—	—	—	—	566	—

Form 10-Q	9

As of March 29, 2026, and December 28, 2025, the following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustment for fair value hedges:

Line item in the Consolidated Balance Sheet in which the hedged item is included	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Gain/ (Loss) Included in the Carrying Amount of the Hedged Liability
(Dollars in Millions)	March 29, 2026	December 28, 2025	March 29, 2026	December 28, 2025
Long-term Debt	$7,360	8,318	(647)	(694)

The following table is the effect of derivatives not designated as hedging instruments for the fiscal first quarters ended 2026 and 2025:

		Gain/(Loss) Recognized In Income on Derivative
(Dollars in Millions)	Location of Gain /(Loss) Recognized in Income on Derivative	Fiscal First Quarter Ended
Derivatives Not Designated as Hedging Instruments		March 29, 2026	March 30, 2025
Foreign Exchange Contracts	Other (income) expense	$(65)	62

The following table is the effect of net investment hedges for the fiscal first quarters ended in 2026 and 2025:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	March 29, 2026	March 30, 2025		March 29, 2026	March 30, 2025
Debt	$213	(316)	Interest (income) expense	—	—
Cross Currency interest rate swaps	$217	840	Interest (income) expense	—	—

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
The following table is a summary of the activity related to equity investments:

	December 28, 2025			March 29, 2026
(Dollars in Millions)	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	(Sales)/ Purchases/Other (2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value	$665	43	(5)	703	703

Equity Investments without readily determinable value	$910	46	(68)	888	888
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
The following three levels of inputs are used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets and liabilities.
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

Form 10-Q	11

The Company’s significant financial assets and liabilities measured at fair value as of March 29, 2026 and December 28, 2025 were as follows:

	March 29, 2026				December 28, 2025
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	549	—	549	686
Interest rate contracts(2)	—	610	—	610	589
Total	—	1,159	—	1,159	1,275
Liabilities:
Forward foreign exchange contracts	—	418	—	418	413
Interest rate contracts(2)	—	5,386	—	5,386	5,848
Total	—	5,804	—	5,804	6,261
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	—	47	—	47	38
Liabilities:
Forward foreign exchange contracts	—	49	—	49	46
Other Investments:
Equity investments(3)	703	—	—	703	665
Debt securities(4)	—	6,675	—	6,675	2,854
Other Liabilities:
Contingent consideration(5)	$—	—	754	754	753

Gross to Net Derivative Reconciliation	March 29, 2026	December 28, 2025
(Dollars in Millions)
Total Gross Assets	$1,206	1,313
Credit Support Agreement (CSA)	(1,094)	(1,308)
Total Net Asset	112	5

Total Gross Liabilities	5,853	6,307
Credit Support Agreement (CSA)	(5,829)	(5,903)
Total Net Liabilities	$24	404

Summarized information about changes in liabilities for contingent consideration for the fiscal first quarters ended March 29, 2026 and March 30, 2025 is as follows:

	March 29, 2026	March 30, 2025
(Dollars in Millions)
Beginning Balance	$753	1,217
Changes in estimated fair value(6)	1	14
Additions	—	—
Payments	—	—
Ending Balance	$754	1,231
(1)2025 assets and liabilities are all classified as Level 2 with the exception of equity investments of $665 million, which are classified as Level 1 and contingent consideration of $753 million, classified as Level 3.
(2)Includes cross currency interest rate swaps and interest rate swaps.
(3)Classified as non-current other assets.

(4)Classified within cash equivalents and current marketable securities.
(5)Classified as non-current other liabilities.
(6)Ongoing fair value adjustment amounts are primarily recorded in Research and Development expense.
As of March 29, 2026 and December 28, 2025, cash and cash equivalents includes money market funds of $5,089 million and $5,993 million, respectively, which would be considered level 1 in the fair value hierarchy

The Company's cash, cash equivalents and current marketable securities as of March 29, 2026 comprised:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$3,310	3,310	3,310	—
U.S. reverse repurchase agreements	6,253	6,253	6,253	—
Money market funds	5,089	5,089	5,089	—
Time deposits(1)	724	724	724	—
Subtotal	15,376	15,376	15,376	—

U.S. Gov’t securities	6,225	6,225	6,207	18
Other sovereign securities	234	234	76	158
Corporate and other debt securities	216	216	29	187
Subtotal available for sale debt(2)	$6,675	6,675	6,312	363
Total cash, cash equivalents and current marketable securities	$22,051	22,051	21,688	363
(1)Held to maturity investments are reported at amortized cost and gains or losses are reported in earnings.
(2)Available for sale debt securities are reported at fair value with unrealized gains and losses reported net of taxes in other comprehensive income.
As of the fiscal year ended December 28, 2025, the carrying amount of cash, cash equivalents and current marketable securities was the same as the estimated fair value.
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
The contractual maturities of the available for sale securities as of March 29, 2026 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$6,659	6,659
Due after one year through five years	16	16
Due after five years through ten years	—	—
Total debt securities	$6,675	6,675

Form 10-Q	13

Financial instruments not measured at fair value
The following financial liabilities are held at carrying amount on the consolidated balance sheet as of March 29, 2026:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities

Current Debt	$17,460	17,455

Non-Current Debt
0.95% Notes due 2027	1,499	1,439
2.90% Notes due 2028	1,499	1,470
1.150% Notes due 2028 (750MM Euro 1.1541)	863	826
4.55% Notes due 2028	749	758
4.80% Notes due 2029	1,147	1,174
6.95% Notes due 2029	299	327
2.70% Notes due 2029 (600MM Euro 1.1541)	692	685
1.30% Notes due 2030	1,702	1,544
4.70% Notes due 2030	996	1,018
4.90% Notes due 2031	1,146	1,180
3.20% Notes due 2032 (700MM Euro 1.1541)	805	798
4.85% Notes due 2032	1,243	1,275
4.95% Notes due 2033	499	518
4.375% Notes due 2033	853	845
3.050% Notes due 2033 (700MM Euro 1.1541)	806	786
4.95% Notes due 2034	847	882
1.650% Notes due 2035 (1.5B Euro 1.1541)	1,722	1,463
5.00% Notes due 2035	1,244	1,275
3.35% Notes due 2036 (800MM Euro 1.1541)	919	892
3.587% Notes due 2036	925	903
5.95% Notes due 2037	995	1,085
3.625% Notes due 2037	1,414	1,333
3.350% Notes due 2037 (1.0B Euro 1.1541)	1,151	1,100
3.40% Notes due 2038	994	855
5.85% Notes due 2038	697	754
4.50% Notes due 2040	542	512
2.10% Notes due 2040	902	687
4.85% Notes due 2041	298	292
4.50% Notes due 2043	497	453
3.55% Notes due 2044 (1.0B Euro 1.1541)	1,144	1,057
3.60% Notes due 2045 (700MM Euro 1.1541)	802	741
3.73% Notes due 2046	1,980	1,565
3.75% Notes due 2047	877	778
3.50% Notes due 2048	744	555
2.25% Notes due 2050	864	572
5.25% Notes due 2054	843	831

3.70% Notes due 2055 (1.0B Euro 1.1541)	1,148	1,027
2.45% Notes due 2060	1,118	660
Other	62	77
Total Non-Current Debt	$37,527	34,992
The weighted average effective interest rate on non-current debt is 3.56%.
The excess of the carrying value over the estimated fair value of debt was $1.7 billion at December 28, 2025.
Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.
The current debt balance as of March 29, 2026, includes $15.7 billion of commercial paper which has a weighted average interest rate of 3.67% and a weighted average maturity of approximately two months. The current debt balance as of December 28, 2025 included $6.5 billion of commercial paper which has a weighted average interest rate of 3.81% and a weighted average maturity of approximately two months.

Note 5 — Income taxes
The worldwide effective income tax rates for the fiscal first quarter of 2026 and 2025 were 12.6% and 19.3%, respectively. The primary drivers for year over year change in the Company’s effective tax were:
•In the fiscal first quarter of 2025, the Company reversed approximately $7.0 billion related to the talc reserve which was recorded at approximately 22%.
•Additional tax benefits in the fiscal first quarter of 2026 related to the Company’s share-based equity compensation programs that either vested or were exercised during the fiscal first quarters of 2026 and 2025, which reduced the effective tax rate by 5.1% and 0.4%, respectively.
As of March 29, 2026, the Company had approximately $2.6 billion of liabilities from unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in several jurisdictions. With respect to the United States, the Internal Revenue Service has completed its audit for the tax years through 2016 and the audit for tax years 2017 through 2020 is ongoing. In other major jurisdictions where the Company conducts business, the years that remain open to tax audit go back to the year 2014.

Form 10-Q	15

Note 6 — Pensions and other benefit plans
Components of net periodic benefit cost
Net periodic benefit costs for the Company’s defined benefit retirement plans and other benefit plans include the following components:

	Fiscal First Quarter Ended
	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Service cost	$236	214	80	72
Interest cost	360	351	52	54
Expected return on plan assets	(639)	(587)	(2)	(2)
Amortization of prior service cost/(credit)	(46)	(46)	—	—
Recognized actuarial (gains)/losses	69	83	26	16
Net periodic benefit cost/(credit)	$(20)	15	156	140
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
Company contributions
For the fiscal three months ended March 29, 2026, the Company contributed $35 million and $5 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

Note 7 — Accumulated other comprehensive income
Components of other comprehensive income/(loss) consist of the following:

(Dollars in Millions)	Foreign Currency Translation	Gain/ (Loss) On Securities	Employee Benefit Plans	Gain/ (Loss) On Derivatives & Hedges	Total Accumulated Other Comprehensive Income/(Loss)

December 28, 2025	$(13,947)	—	(693)	(290)	(14,930)
Net change	334	—	39	(274)	99
March 29, 2026	(13,613)	—	(654)	(564)	(14,831)
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

Note 8 — Earnings per share
The following is a reconciliation of basic net earnings per share to diluted net earnings per share:

	Fiscal First Quarter Ended
(Shares in Millions)	March 29, 2026	March 30, 2025
Basic net earnings per share	$2.17	4.57
Average shares outstanding — basic	2,408.7	2,407.2
Potential shares exercisable under stock option plans	100.6	69.0
Less: shares which could be repurchased under treasury stock method	(64.1)	(52.4)
Average shares outstanding — diluted	2,445.2	2,423.8
Diluted net earnings per share	$2.14	4.54

(Shares in Millions)
The diluted net earnings per share calculation excluded the following number of shares related to stock options, as the exercise price of these options was greater than the average market value of the Company’s stock.	3.5	60.9

Form 10-Q	17

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
Sales by segment of business

	Fiscal First Quarter Ended
(Dollars in Millions)	March 29, 2026	March 30, 2025	Percent Change

INNOVATIVE MEDICINE
Oncology
U.S.	$3,615	3,013	20.0%
International	3,358	2,664	26.0
Worldwide	6,973	5,678	22.8
DARZALEX
U.S.	2,208	1,829	20.7
International	1,756	1,409	24.7
Worldwide	3,964	3,237	22.5
CARVYKTI
U.S.	433	318	36.2
International	164	51	*
Worldwide	597	369	62.1
TECVAYLI
U.S.	127	105	20.6
International	74	46	63.1
Worldwide	202	151	33.5
TALVEY
U.S.	101	68	48.5
International	51	18	*
Worldwide	152	86	76.7
RYBREVANT/ LAZCLUZE
U.S.	175	113	55.1
International	82	28	*
Worldwide	257	141	82.7
ERLEADA
U.S.	342	292	17.3
International	607	479	26.7
Worldwide	949	771	23.1
IMBRUVICA
U.S.	143	235	(39.1)
International	517	474	9.1
Worldwide	660	709	(6.9)

	Fiscal First Quarter Ended
(Dollars in Millions)	March 29, 2026	March 30, 2025	Percent Change
OTHER ONCOLOGY(1)
U.S.	85	54	58.8
International	106	160	(33.9)
Worldwide	192	214	(10.6)
Immunology
U.S.	1,855	2,196	(15.5)
International	1,524	1,510	0.9
Worldwide	3,380	3,707	(8.8)
TREMFYA
U.S.	1,042	599	73.9
International	566	356	58.9
Worldwide	1,608	956	68.3
SIMPONI / SIMPONI ARIA
U.S.	269	292	(7.8)
International	378	366	3.0
Worldwide	647	659	(1.7)
REMICADE
U.S.	269	314	(14.4)
U.S. Exports	18	10	78.6
International	136	143	(4.8)
Worldwide	422	467	(9.5)
STELARA
U.S.	220	981	(77.6)
International	435	644	(32.4)
Worldwide	656	1,625	(59.7)
OTHER IMMUNOLOGY
U.S.	38	1	*
International	9	0	*
Worldwide	46	1	*
Neuroscience
U.S.	1,494	968	54.3
International	681	679	0.3
Worldwide	2,175	1,647	32.0
SPRAVATO
U.S.	406	276	47.0
International	61	43	42.4
Worldwide	468	320	46.4
CAPLYTA(2)
U.S.	270	—	*
International	—	—	—
Worldwide	270	—	*

Form 10-Q	19

	Fiscal First Quarter Ended
(Dollars in Millions)	March 29, 2026	March 30, 2025	Percent Change
INVEGA SUSTENNA / XEPLION / INVEGA TRINZA / TREVICTA
U.S.	758	625	21.2
International	280	277	1.1
Worldwide	1,038	903	15.0
CONCERTA / methylphenidate
U.S.	22	38	(43.4)
International	115	110	4.3
Worldwide	136	148	(8.0)
OTHER NEUROSCIENCE
U.S.	38	28	32.6
International	224	248	(9.7)
Worldwide	262	277	(5.4)
Pulmonary Hypertension (PH)
U.S.	831	744	11.7
International	304	281	8.2
Worldwide	1,135	1,025	10.7
UPTRAVI
U.S.	385	365	5.4
International	98	86	14.3
Worldwide	483	451	7.1
OPSUMIT/OPSYNVI
U.S.	433	363	19.3
International	172	159	8.7
Worldwide	606	522	16.1
OTHER PULMONARY HYPERTENSION
U.S.	12	15	(21.1)
International	34	37	(8.3)
Worldwide	46	52	(12.1)
Infectious Diseases (ID)
U.S.	342	315	8.6
International	547	487	12.2
Worldwide	889	802	10.8
EDURANT / rilpivirine
U.S.	7	8	(13.1)
International	402	350	14.8
Worldwide	409	358	14.1
PREZISTA / PREZCOBIX / REZOLSTA / SYMTUZA
U.S.	334	305	9.5
International	109	98	11.2
Worldwide	443	403	10.0

	Fiscal First Quarter Ended
(Dollars in Millions)	March 29, 2026	March 30, 2025	Percent Change
OTHER INFECTIOUS DISEASES
U.S.	1	2	(56.9)
International	36	39	(8.3)
Worldwide	37	41	(10.4)
Cardiovascular / Metabolism / Other (CVM)
U.S.	734	855	(14.2)
International	142	158	(10.4)
Worldwide	876	1,013	(13.6)
XARELTO
U.S.	642	690	(7.0)
International	—	—	—
Worldwide	642	690	(7.0)
OTHER
U.S.	91	165	(44.5)
International	142	158	(10.4)
Worldwide	233	323	(27.8)
Total PH, ID, CVM
U.S.	1,907	1,914	(0.4)
International	993	926	7.1
Worldwide	2,899	2,840	2.1

TOTAL INNOVATIVE MEDICINE
U.S.	8,871	8,092	9.6
International	6,555	5,781	13.4
Worldwide	15,426	13,873	11.2

MEDTECH
Cardiovascular
U.S.	1,399	1,261	10.9
International	978	842	16.1
Worldwide	2,377	2,103	13.0
ELECTROPHYSIOLOGY
U.S.	736	684	7.6
International	753	638	18.0
Worldwide	1,489	1,323	12.6
ABIOMED
U.S.	389	339	14.5
International	100	81	23.5
Worldwide	488	420	16.3
SHOCKWAVE
U.S.	242	206	17.8
International	63	52	21.3
Worldwide	305	258	18.5

Form 10-Q	21

	Fiscal First Quarter Ended
(Dollars in Millions)	March 29, 2026	March 30, 2025	Percent Change
OTHER CARDIOVASCULAR
U.S.	32	32	0.7
International	62	72	(13.4)
Worldwide	94	103	(9.1)
Surgery
U.S.	1,046	1,002	4.4
International	1,465	1,394	5.1
Worldwide	2,511	2,396	4.8
ADVANCED
U.S.	477	457	4.2
International	646	616	4.9
Worldwide	1,123	1,073	4.6
GENERAL
U.S.	569	544	4.5
International	819	778	5.2
Worldwide	1,388	1,323	4.9
Vision
U.S.	579	566	2.4
International	785	713	10.1
Worldwide	1,365	1,279	6.7
CONTACT LENSES / OTHER
U.S.	468	452	3.7
International	501	467	7.2
Worldwide	969	919	5.5
SURGICAL
U.S.	111	114	(2.9)
International	285	246	15.6
Worldwide	396	361	9.7
Orthopaedics*
U.S.	1,435	1,384	3.7
International	948	857	10.6
Worldwide	2,383	2,241	6.3
HIPS
U.S.	277	263	5.2
International	159	146	8.9
Worldwide	436	409	6.5
KNEES
U.S.	239	231	3.3
International	181	158	14.6
Worldwide	420	389	7.9

	Fiscal First Quarter Ended
(Dollars in Millions)	March 29, 2026	March 30, 2025	Percent Change
TRAUMA
U.S.	532	502	6.1
International	301	270	11.4
Worldwide	833	772	8.0
SPINE, SPORTS & OTHER
U.S.	387	388	(0.1)
International	307	283	8.4
Worldwide	694	671	3.5

TOTAL MEDTECH
U.S.	4,459	4,213	5.9
International	4,177	3,807	9.7
Worldwide	8,636	8,020	7.7

WORLDWIDE
U.S.	13,330	12,305	8.3
International	10,732	9,588	11.9
Worldwide	$24,062	21,893	9.9%
*    Percentage greater than 100% or not meaningful
(1) Includes the sales of ZYTIGA which were previously disclosed separately
(2) Acquired with Intra-Cellular Therapies on April 2, 2025

Adjustments to revenue recognized as a result of changes in estimates for the Company's most significant U.S. rebates and discounts liability balances for products shipped in previous periods were approximately 4.7% and 4.6% of U.S. Innovative Medicine revenue during the fiscal first quarter of 2026 and 2025, respectively.
*In October 2025, the Company announced its intention to separate its Orthopaedics business. The Company continues to explore multiple paths to effect the planned separation with a targeted completion within 18 to 24 months after the initial announcement.

Form 10-Q	23

Segment income before tax

	Fiscal First Quarter Ended
(Dollars in Millions)	March 29, 2026			March 30, 2025
	Innovative Medicine(1)	MedTech(2)	Total	Innovative Medicine(1)	MedTech(2)	Total
Sales to customers	$15,426	8,636		13,873	8,020
Cost of products sold	4,390	3,701		4,020	3,326
Selling, marketing and administrative	2,918	2,906		2,261	2,656
Research and development expense	2,813	714		2,548	677
Other segment items (3)	(12)	76		(166)	(60)
Segment income before tax	$5,317	1,239	6,556	5,210	1,421	6,631
(Income)/Expense not allocated to segments (4)			566			(7,000)
Earnings before provision for taxes on income			$5,990			$13,631

(1) Innovative Medicine includes:
•Intangible amortization expense of $0.8 billion and $0.6 billion in the fiscal first quarters of 2026 and 2025, respectively.
(2)    MedTech includes:
•Intangible amortization expense of $0.5 billion in both the fiscal first quarters of 2026 and 2025.
•Orthopaedics Separation related charge of $0.1 billion in the fiscal first quarter of 2026.
•Acquisition and integration related expense of $0.1 billion in the fiscal first quarter of 2025, primarily related to Shockwave.
(3)    Other segment items for each reportable segment include other income and expense (gains and losses on divestitures and gains and losses on sale of assets), restructuring activities and impairment charges related to in-process research and development
(4) Amounts not allocated to segments include interest (income)/expense and general corporate (income)/expense. The fiscal first quarter of 2026 includes charges for talc matters of $0.3 billion. The fiscal first quarter of 2025 includes approximately $7.0 billion related to the talc reserve reversal.

	Identifiable Assets
(Dollars in Millions)	March 29, 2026	December 28, 2025
Innovative Medicine	$78,118	78,057
MedTech	86,179	86,482
Total	164,297	164,539
General corporate (1)	36,597	34,671
Worldwide total	$200,894	199,210
(1)General corporate includes cash, cash equivalents, marketable securities and other corporate assets.

	Additions to Property, Plant & Equipment		Depreciation and Amortization
	Fiscal Three Months Ended
(Dollars in Millions)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Innovative Medicine	$508	276	$1,036	884
MedTech	509	480	903	836
Segments total	1,017	756	1,939	1,720
General corporate	32	39	65	52
Worldwide total	$1,049	795	$2,004	1,772

Sales by geographic area

	Fiscal First Quarter Ended
(Dollars in Millions)	March 29, 2026	March 30, 2025	Percent Change
United States	$13,330	12,305	8.3%
Europe	5,848	5,110	14.5
Western Hemisphere, excluding U.S.	1,293	1,167	10.8
Asia-Pacific, Africa	3,591	3,311	8.5
Total	$24,062	21,893	9.9%

Note 10 — Acquisitions, divestitures and other arrangements
Business combinations
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

In the fiscal first quarter of 2026, there were no material business combinations.
2025 Transactions
During the fiscal year 2025, the Company acquired Halda Therapeutics OpCo, Inc. (Halda Therapeutics) and Intra-Cellular Therapies, Inc. (Intra-Cellular) for a total of $17.5 billion, net of cash acquired.

Halda Therapeutics

On December 26, 2025, the Company completed the acquisition of Halda Therapeutics, a clinical-stage biotechnology company with proprietary Regulated Induced Proximity TArgeting Chimera (RIPTACTM) platform to develop oral, targeting therapies for multiple types of solid tumors, including prostate cancer, in an all-cash merger transaction for total consideration transferred of approximately $3.05 billion, net of cash acquired. The acquisition was accounted for as a business combination and the results of operations and goodwill are included in the Innovative Medicine segment as of the acquisition date. Included in the total consideration transferred was $0.2 billion of acquisition-related costs, primarily related to post-closing compensation expense due to the acceleration of equity awards. This expense was recorded in Other (income) expense, net. Acquisition related costs before tax for the fiscal first quarter of 2026 were not material.

The fair value of the assets acquired is $3.4 billion, which primarily relates to acquired in-process research and development (IPR&D) of $2.8 billion and goodwill of $0.6 billion. The fair value of the liabilities assumed is $0.6 billion, primarily related to deferred taxes. These values are preliminary and based on the best estimate of management, which is subject to change within the measurement period. As of the fiscal first quarter ended March 29, 2026, there have been no material measurement period adjustments.

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

The Company acquired all the outstanding shares of Intra-Cellular’s common stock for $132.00 per share in an all-cash merger transaction for total consideration transferred of $14.5 billion. The acquisition was accounted for as a business combination and the results of operations and goodwill are included in the Innovative Medicine segment as of the acquisition date. In addition, acquisition-related costs before tax incurred during the fiscal year 2025 were $0.4 billion, of which $0.1 billion related to post-closing compensation expense due to the acceleration of equity awards and were recorded to Other (income) expense, net. Acquisition related costs before tax for the fiscal first quarter of 2026 were not material.

Form 10-Q	25

The fair value of the assets acquired is $17.5 billion, which primarily relates to acquired in-process research and development (IPR&D) of $8.3 billion, an amortizable intangible asset of $5.2 billion, goodwill of $2.9 billion and other current and non-current assets of $1.1 billion. The fair value of the liabilities assumed is $3.0 billion, primarily related to deferred taxes. As of the fiscal first quarter ended March 29, 2026, there have been no material measurement period adjustments. During the fiscal fourth quarter of 2025, the U.S. FDA approved CAPLYTA as an adjunctive therapy with anti-depressants for the treatment of major depressive disorder in adults. This IPR&D asset was reclassified to a definite lived asset and began amortizing in the fiscal fourth quarter of 2025.

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

In the fiscal first quarters of 2026 and 2025, there were no material asset acquisitions.

Divestitures
In the fiscal first quarters of 2026 and 2025, there were no material divestitures.

Other arrangements

In the fiscal first quarter of 2026, the Company entered into a co-funding agreement with Royalty Pharma plc. (Royalty Pharma) under which the Company will receive up to a total of $0.5 billion during the fiscal years 2026 and 2027 to support the clinical development of JNJ-4804, a co-antibody therapy in development to treat chronic immune-mediated diseases. As there is a substantive and genuine transfer of risk to Royalty Pharma, the development funding will be recognized as an obligation to perform contractual services. Accordingly, the funding the Company receives will be recognized as a reduction to research & development expense as the Company performs its contractual services.

If successful, upon regulatory approval of certain indications in the U.S. or other major markets, Royalty Pharma will receive approval-based fixed milestone payments up to approximately $0.5 billion and will also be eligible to receive sales-based milestone payments and low-single digit royalties based on commercial sales.
Note 11 — Legal proceedings
Johnson & Johnson and certain of its subsidiaries are involved in various lawsuits and claims regarding product liability; intellectual property; commercial; indemnification and other matters; governmental investigations; and other legal proceedings that arise from time to time in the ordinary course of their business.
The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. As of March 29, 2026, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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
Matters concerning talc
As of March 29, 2026, there are approximately 75,000 plaintiffs in the United States with direct claims against the Company and its affiliates in pending lawsuits regarding injuries allegedly due to use of body powders containing talc, primarily JOHNSON’S Baby Powder.

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
In an effort to expeditiously resolve the litigation for the overwhelming majority of claimants, beginning in October 2021, the Company underwent a series of corporate restructurings which ultimately resulted in two entities, Red River Talc, LLC (Red River) and Pecos River Talc LLC (Pecos River), being assigned all liabilities related in any way to injury or damage, or alleged injury or damage, sustained or incurred in the purchase or use of, or exposure to, talc, including talc contained in any product, or to the risk of, or responsibility for, any such damage or injury, except for any liabilities for which the exclusive remedy is provided under a workers’ compensation statute or act. As a result of the restructurings, all claims in North America related to ovarian and other gynecological cancers were separated and allocated to Red River, and mesothelioma, governmental unit and certain other claims in North America were allocated to Pecos River. In connection with these restructurings, the Company filed a series of three Chapter 11 bankruptcy proceedings. Ultimately, each of the bankruptcy proceedings was dismissed and, as a result, the Company reversed substantially all, or approximately $7.0 billion, from amounts previously reserved for the bankruptcy resolution in the fiscal first quarter of 2025. Litigation in the tort system recommenced.
As of the first quarter of 2026, the total present value of the reserve for talc related matters is approximately $3.4 billion, comprising previously executed settlement agreements, litigation defense and other costs. Approximately one-third of the reserve is recorded as a current liability.
As in years prior, both ovarian cancer and mesothelioma trials are being scheduled in various state courts throughout 2026 and beyond. In the ovarian cancer multi-district litigation in New Jersey, the court is addressing the Company's Daubert motions related to general causation, specific causation, and certain asbestos testing methods. In January 2026, the Special Master issued her Report and Recommendation related to general causation, excluding certain opinions by plaintiff experts, but also allowing other opinions to proceed. The Company has filed an appeal of the Report and Recommendation to the District Court. The remaining Daubert motions are expected to be decided in 2026. The Company also faces litigation in Canada.
In February 2018, a securities class action lawsuit was filed against the Company and certain named officers in the United States District Court for the District of New Jersey, alleging that the Company violated the federal securities laws by failing to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S Baby Powder, and that purchasers of the Company’s shares suffered losses as a result. In April 2019, the Company moved to dismiss the complaint. In December 2019, the court denied, in part, the motion to dismiss. In December 2023, the court granted plaintiffs’ motion for class certification. In July 2025, the Third Circuit affirmed the court's order granting class certification. In September 2025, the Company petitioned the Third Circuit for rehearing or rehearing en banc, which was denied in October 2025. In February 2026, the Company filed a writ of certiorari with the United States Supreme Court regarding the Third Circuit’s decision, which the Supreme Court denied in April 2026.
In February 2019, the Company’s talc supplier, Imerys Talc America, Inc., and two of its affiliates, Imerys Talc Vermont, Inc. and Imerys Talc Canada, Inc. (collectively, Imerys), filed voluntary petitions for relief under Chapter 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware. In February 2021, Cyprus Mines Corporation (Cyprus), which sold certain talc mines and assets to Imerys, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Delaware Bankruptcy Court. In July 2024, the Company, Imerys, and Cyprus and certain of their affiliates (including their parent entities), and the tort claimants' committees and future claimants' representatives appointed in the Imerys debtors' and Cyprus debtors' respective Chapter 11 cases, entered into a global settlement agreement (the Imerys Settlement Agreement) to resolve the parties' ongoing disputes, including disputes raised in the Imerys and Cyprus bankruptcies regarding (i) the Company's alleged obligations to indemnify Imerys and Cyprus for personal injury claims allegedly caused by exposure to talc contained in the Company's products and (ii) entitlements to proceeds of certain of the Company's insurance policies. In October 2024, the Delaware Bankruptcy Court entered an order approving the Imerys Settlement Agreement (the Settlement Order). Certain insurers have appealed the Settlement Order and sought a stay of the Settlement Order pending appeal, which the Delaware Bankruptcy Court denied in January 2025. In August 2025, the District Court denied the insurers' appeal of the Settlement Order. The insurers have appealed that decision to the Third Circuit.
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

The Company’s Innovative Medicine subsidiaries have brought lawsuits against generic companies that have filed ANDAs with the U.S. FDA (or similar lawsuits outside of the United States) seeking to market generic versions of products sold by various subsidiaries of the Company prior to expiration of the applicable patents covering those products. These lawsuits typically include allegations of non-infringement and/or invalidity of patents listed in FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations” (commonly known as the Orange Book). In each of these lawsuits, the Company’s subsidiaries are seeking an order enjoining the defendant from marketing a generic version of a product before the expiration of the relevant patents (Orange Book Listed Patents). In the event the Company’s subsidiaries are not successful in an action, or any automatic statutory stay expires before the court rulings are obtained, the generic companies involved would have the ability, upon regulatory approval, to introduce generic versions of their products to the market resulting in the potential for substantial market share and revenue losses for the applicable products, and which may result in a non-cash impairment charge in any associated intangible asset. In addition, from time to time, the Company’s subsidiaries may settle these types of actions and such settlements can involve the introduction of generic versions of the products at issue to the market prior to the expiration of the relevant patents.

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
INVEGA SUSTENNA
Beginning in January 2018, Janssen Pharmaceutica NV and Janssen Pharmaceuticals, Inc. filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of INVEGA SUSTENNA before expiration of the Orange Book Listed Patent. The following entities are named defendants: Pharmascience Inc.; Mallinckrodt PLC; Specgx LLC; Tolmar, Inc.; Eugia Pharma Specialties Ltd.; Eugia US, LLC; and Aurobindo Pharma USA, Inc. The following U.S. patent is included in one or more cases: 9,439,906. In February 2024, the district court issued a decision in the case against Tolmar Inc. finding that United States Patent No. 9,439,906 is not invalid. Tolmar previously stipulated to infringement of a subset of the claims, and based on a claim construction ruling, the district court entered a non-infringement order with respect to the remaining asserted claims. Tolmar has appealed the validity decision, and Janssen appealed the non-infringement decision. In March 2026, Janssen and Tolmar entered into a confidential settlement agreement.

Beginning in February 2018, Janssen Inc. and Janssen Pharmaceutica NV initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against generic manufacturers who have filed ANDSs seeking approval to market generic versions of INVEGA SUSTENNA before expiration of the listed patent. The following entity is a named defendant: Pharmascience Inc. The following Canadian patent is included in one or more cases: 2,655,335. In September 2024, the Supreme Court granted Pharmascience's motion to appeal the Federal Court's decision that the 2,655,335 Patent is not invalid.
ERLEADA
Beginning in January 2025, Aragon Pharmaceuticals, Inc., Janssen Inc. (collectively, Janssen Inc.), and Sloan-Kettering Institute for Cancer Research (SKI) initiated Statements of Claims under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Sandoz Canada Inc. (Sandoz) in response to Sandoz’s filing of ANDSs seeking approval to market 60 mg and 240 mg generic versions of ERLEADA before the expiration of CA Patent Nos. 3,008,345, 2,875,767, 2,885,415, and 3,128,331. Janssen Inc. and SKI are seeking orders enjoining Sandoz from marketing 60 mg and 240 mg generic versions of ERLEADA before the expiration of the relevant patents.
Beginning in June 2025, Aragon Pharmaceuticals, Inc., Janssen Biotech, Inc., The Regents of the University of California, and Sloan-Kettering Institute for Cancer Research initiated a patent infringement lawsuit in United States District Court for the District of New Jersey against Hetero Labs Limited Unit V and Hetero USA, Inc. who filed an ANDA seeking approval to market a 240 mg generic version of ERLEADA before the expiration of certain Orange Book Listed Patents. The following U.S. patents are included in the case: 8,445,507; 8,802,689; 9,338,159; 9,987,261; 9,481,663; 9,884,054; RE49,353; 10,849,888; 10,702,508; 11,963,952; 12,303,493; and 12,303,497.
SPRAVATO
Beginning in May 2023, Janssen Pharmaceuticals, Inc. and Janssen Pharmaceutica NV filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of SPRAVATO before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Sandoz Inc. and Alkem Laboratories Ltd. The following U.S. patents are included in one or more cases: 10,869,844; 11,173,134; 11,311,500; and 11,446,260. A trial against Sandoz took place in February 2026. Post-trial briefing is ongoing.
CAPLYTA
Beginning in March 2024, Intra-Cellular Therapies, Inc. (Intra-Cellular) filed patent infringement lawsuits in the United States District Court for the District of New Jersey against generic manufacturers who have filed ANDAs seeking approval to market generic versions of CAPLYTA before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Aurobindo Pharma Ltd., Aurobindo Pharma USA, Inc., Alkem Laboratories Ltd., MSN Laboratories Private Ltd., Zydus Pharmaceuticals (USA) Inc., and Zydus Lifesciences Ltd. The following U.S. Patents are included in one or more cases: RE 48,825; RE 48,839; 8,648,077; 9,168,258; 9,199,995; 9,616,061; 9,956,227; 10,117,867; 10,464,938; 10,960,009; 11,026,951; 11,753,419; 11,980,617; 12,070,459; 12,090,155; 12,122,792; 12,128,043; 12,409,176; and 12,410,195. In February 2026, Intra-Cellular and MSN Laboratories Private Ltd. entered into a confidential settlement agreement and the case was dismissed. In March 2026, Intra-Cellular and Alkem Laboratories Ltd. entered into a confidential settlement agreement and the case was dismissed.
UPTRAVI
Beginning in September 2025, Actelion Pharmaceuticals Ltd, Actelion Pharmaceuticals US, Inc. (collectively, Actelion), and Nippon Shinyaku Co. Ltd. filed a patent infringement lawsuit in the United States District Court for the District of New Jersey against generic manufacturers who have filed ANDAs seeking approval to market generic versions of UPTRAVI before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Apotex Inc. and Apotex Corp. The following U.S. patents are included in one or more cases: 8,791,122; and 9,284,280. In April 2026, Actelion, Nippon Shinyaku Co. Ltd., Apotex Inc., and Apotex Corp. entered into a confidential settlement agreement resolving the action.
CARVYKTI
In January 2026, 2seventy bio, Inc. filed suit in the Unified Patent Court, Local Division of Brussels, against the Company, Janssen Biotech, Inc., Janssen Pharmaceuticals Inc., Janssen-Cilag International NV, Janssen Pharmaceutica NV, Janssen-Cilag NV, Janssen Biologics B.V., Janssen-Cilag B.V., Janssen-Cilag GmbH, Janssen-Cilag, Janssen-Cilag SpA, Janssen-Cilag A/S, Janssen-Cilag Aktiebolag, Janssen-Cilag Farmaceutica Lda., Legend Biotech Corporation, Legend Biotech USA Inc., Legend Biotech Ireland Limited, and Legend Biotech Belgium BV alleging that the manufacture and sale of CARVYKTI infringes EU Patent No. 3 689 383. In the suit, 2seventy bio, Inc. seeks damages and an injunction.
MedTech
In March 2016, Abiomed, Inc. filed a declaratory judgment action against Maquet Cardiovascular LLC (Maquet) in the United States District Court for the District of Massachusetts seeking a declaration that certain Impella products do not infringe Maquet patents. Maquet counterclaimed for infringement against Abiomed, Inc., Abiomed Europe GmbH, and Abiomed R&D, Inc. The following U.S. patents are at issue: 8,888,728; 9,327,068; 9,545,468; 9,561,314; and 9,597,437. In February 2026, the U.S. Court of Appeals for the Federal Circuit remanded the case after considering the District Court's claim constructions. Discovery will begin based on the altered constructions.

In November 2017, Maquet Cardiovascular LLC filed suit against Abiomed, Inc., Abiomed R&D, Inc., and Abiomed Europe GmbH in the United States District Court for the District of Massachusetts alleging that certain Impella products infringe Maquet patents. U.S. Patent No. 10,238,783 remains in the suit, and trial is scheduled to begin in May 2026.

Government proceedings
Like other companies in the pharmaceutical and medical technologies industries, the Company and certain of its subsidiaries are subject to extensive regulation by national, state, and local government agencies in the United States and other countries in which they operate. Such regulation has been the basis of government investigations and litigations. The most significant litigation brought by, and investigations conducted by, government agencies are listed below. It is possible that criminal charges and substantial fines and/or civil penalties or damages could result from government investigations or litigation.
MedTech
In July 2023, the DOJ issued Civil Investigative Demands to the Company, Johnson & Johnson Surgical Vision, Inc., and Johnson & Johnson Vision Care, Inc. (collectively, J&J Vision) in connection with a civil investigation under the False Claims Act relating to free or discounted intraocular lenses and equipment used in eye surgery, such as phacoemulsification and laser systems. J&J Vision has provided documents and information responsive to the Civil Investigative Demands and is continuing to cooperate with the DOJ regarding its inquiry. In the pending qui tam action, the Government filed a notice of declination, and the court ordered the complaint unsealed in February 2026. In March 2026, relators voluntarily dismissed their complaint without prejudice, and the court entered an order of dismissal.

Innovative Medicine
In July 2016, the Company and Janssen Products, LP were served with a qui tam complaint pursuant to the False Claims Act filed in the United States District Court for the District of New Jersey alleging the off-label promotion of two HIV products, PREZISTA and INTELENCE, and anti-kickback violations in connection with the promotion of these products. The complaint was filed under seal in December 2012. The federal and state governments have declined to intervene, and the lawsuit is being prosecuted by the relators. The Court denied summary judgment on all claims in December 2021. Daubert motions were granted in part and denied in part in January 2022, and trial commenced in May 2024. In June 2024, a jury found no liability regarding the anti-kickback violations but found liability for a portion of the off-label promotion claims. The Company challenged the verdict on the off-label claims in post-trial briefing. In March 2025, the court dismissed the state law portion of the claims but entered judgment on the federal claims. The Company appealed the remainder of the verdict to the Third Circuit. The federal government has intervened for the limited purpose of defending the qui tam provision of the False Claims Act. Briefing is complete and oral argument was held in March 2026. A decision is pending. In April 2026, the Third Circuit ordered the parties to engage in mediation.

In March 2017, Janssen Biotech, Inc. (JBI) received a Civil Investigative Demand from the United States Department of Justice (DOJ) regarding a False Claims Act investigation concerning management and advisory services provided to rheumatology and gastroenterology practices that purchased REMICADE or SIMPONI ARIA. In August 2019, the DOJ notified JBI that it was closing the investigation. Subsequently, the United States District Court for the District of Massachusetts unsealed a qui tam False Claims Act complaint, which was served on the Company. The DOJ had declined to intervene in the qui tam lawsuit in August 2019. The Company filed a motion to dismiss, which was granted in part and denied in part. The Court will hear argument on the parties’ summary judgment motions in May 2026. The Court has scheduled a trial date in November 2026.
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

In October 2017, certain United States service members and their families brought a complaint against a number of pharmaceutical and medical devices companies, including the Company and certain of its subsidiaries in the United States District Court for the District of Columbia, alleging that the defendants violated the United States Anti-Terrorism Act. The complaint alleges that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health. In July 2020, the District Court dismissed the complaint. In January 2022, the United States Court of Appeals for the District of Columbia Circuit reversed the District Court’s decision. In June 2024, the
Supreme Court vacated the D.C. Circuit's decision and remanded the case to the D.C. Circuit for reconsideration. In January 2026, the D.C. Circuit affirmed its reversal of the District Court's dismissal of the complaint. In February 2026, the defendants sought rehearing en banc with the D.C. Circuit.

In February 2024, a putative class action was filed against the Company and the Pension & Benefits Committee of Johnson & Johnson in the United States District Court for the District of New Jersey. The complaint alleges that defendants breached fiduciary duties under the Employee Retirement Income Security Act (ERISA) by allegedly mismanaging the Company’s prescription-drug benefits program. The complaint seeks damages and other relief. In March 2025, plaintiffs filed a second amended complaint. In November 2025, the court granted defendants' motion to dismiss plaintiffs' fiduciary duty claims. Plaintiffs voluntarily withdrew their remaining claim, and the court entered final judgment in defendants' favor in January 2026. Plaintiffs have appealed to the United States Court of Appeals for the Third Circuit.

MedTech
In October 2020, Fortis Advisors LLC, in its capacity as representative of the former stockholders of Auris Health Inc. (Auris), filed a complaint against the Company, Ethicon Inc., and certain named officers and employees (collectively, Ethicon) in the Court of Chancery of the State of Delaware. The complaint alleges breach of contract, fraud, and other causes of action against Ethicon in connection with Ethicon’s acquisition of Auris in 2019. The complaint seeks damages and other relief. In December 2021, the court granted in part and denied in part defendants’ motion to dismiss certain causes of action. All claims against the individual defendants were dismissed. Trial occurred in January 2024. In September 2024, the court found liability with respect to certain claims and no liability with respect to other claims. In January 2026, the Delaware Supreme Court reversed in part and affirmed in part the Chancery Court's decision, including a $0.8 billion judgment, inclusive of interest, against the Company that was accrued in the fiscal fourth quarter of 2025 and subsequently paid in January 2026.

In October 2019, Innovative Health, LLC filed a complaint against Biosense Webster, Inc. (BWI) in the United States District Court for the Central District of California. The complaint alleges that certain of BWI's business practices and contractual terms violate the antitrust laws of the United States and the State of California by restricting competition in the sale of High Density Mapping Catheters and Ultrasound Catheters. In May 2025, a jury returned its verdict in favor of Innovative Health. In August 2025, the court issued a permanent injunction concerning BWI's business practices. BWI appealed both the jury verdict and the permanent injunction. In February 2026, BWI filed its opening brief.

Innovative Medicine

In October 2018, two separate putative class actions were filed against Actelion Pharmaceuticals Ltd., Actelion Pharmaceuticals US, Inc. and Actelion Clinical Research, Inc. (collectively, Actelion) in the United States District Court for the District of Maryland and the United States District Court for the District of Columbia. The complaints allege that Actelion violated state and federal antitrust and unfair competition laws by allegedly refusing to supply generic pharmaceutical manufacturers with samples of TRACLEER. TRACLEER is subject to a Risk Evaluation and Mitigation Strategy required by the U.S. Food and Drug Administration, which imposes restrictions on distribution of the product. In January 2019, the plaintiffs dismissed the District of Columbia case and filed a consolidated complaint in the United States District Court for the District of Maryland. In September 2024, the district court granted plaintiffs' motion for class certification. In February 2026, the parties agreed to settle the matter, which is pending court approval.

In December 2023, a putative class action lawsuit was filed against the Company and Janssen Biotech Inc. (collectively, Janssen) in the United States District Court for the Eastern District of Virginia. The complaint alleges that Janssen violated federal and state antitrust laws and other state laws by delaying biosimilar competition with STELARA through Janssen's enforcement of patent rights covering STELARA. The complaint seeks damages and other relief. In August 2024, the court granted in part and denied in part Janssen's motion to dismiss plaintiffs' amended complaint. In December 2025, the court granted plaintiffs' motion for class certification. In January 2026, the court granted summary judgment for Janssen on plaintiffs' claim regarding patents obtained through the acquisition of Momenta Pharmaceuticals, Inc. in 2020.

In December 2018, Janssen Biotech, Inc., Janssen Oncology, Inc., Janssen Research & Development, LLC, and the Company (collectively, Janssen) were served with a qui tam complaint on behalf of the United States, certain states, and the District of Columbia. The complaint alleges that Janssen violated the federal False Claims Act and state law when providing pricing information for ZYTIGA to the government in connection with direct sales and reimbursement programs. At this time, the federal and state governments have declined to intervene. In December 2021, the United States District Court for the District of New Jersey denied Janssen's motion to dismiss. Daubert briefing is ongoing.

In August 2025, Xoma Corporation (Xoma) filed a complaint against Janssen Biotech, Inc. (Janssen) in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges breach of contract, unjust enrichment, and declaratory relief claims against Janssen regarding the alleged failure to obtain a license from Xoma in connection with Janssen's commercialization of TREMFYA. In December 2025, the court denied Janssen's motion to dismiss.

Note 12 — Restructuring
In fiscal 2025, the Company initiated a restructuring program of its Surgery franchise within the MedTech segment to simplify and focus operations by exiting certain non-strategic product lines and optimize select sites across the network. The pre-tax restructuring expense in the fiscal first quarter of 2026 primarily included costs related to product exits. Total project costs of approximately $0.3 billion have been recorded since the restructuring was announced. The estimated costs of the total program are between $0.9 billion - $1.0 billion and is expected to be substantially completed by the end of fiscal year 2026.
In fiscal 2023, the Company initiated a restructuring program of its Orthopaedics franchise within its MedTech segment to streamline operations by exiting certain markets, product lines and distribution network arrangements. The pre-tax restructuring expense in the fiscal first quarter of 2026 primarily included costs related to market and product exits. The pre-tax restructuring expense in the fiscal first quarter of 2025 primarily included costs related to asset impairments as well as market and product exits. Total project costs of approximately $0.8 billion have been recorded since the restructuring was announced and the program was substantially completed in the fiscal year 2025.
The following table summarizes the restructuring expenses for 2026 and 2025:

(Pre-tax Dollars in Millions)	Q1 2026	Q1 2025
MedTech Segment Surgery franchise(1)	$55	—
MedTech Segment Orthopaedics franchise(2)	7	55
Total Programs	$62	55
(1)Included $30 million in Restructuring, $20 million in Cost of products sold and $5 million in Other (Income)/Expense on the Consolidated Statement of Earnings in the fiscal first quarter of 2026.
(2)Included $17 million in Restructuring, $8 million in Cost of products sold and $30 million in Other (Income)/Expense on the Consolidated Statement of Earnings in the fiscal first quarter of 2025.
Restructuring reserves as of March 29, 2026 and December 28, 2025 were insignificant.

Item 2 — Management’s discussion and analysis of financial condition and results of operations
Results of operations
Sales to customers
Analysis of consolidated sales
For the fiscal first quarter of 2026, worldwide sales were $24.1 billion, a total increase of 9.9%, which included operational* growth of 6.4% and a positive currency impact of 3.5% as compared to 2025 fiscal first quarter sales of $21.9 billion. In the fiscal first quarter of 2026, the net impact of acquisitions and divestitures on worldwide operational sales growth was a positive 1.1%, primarily related to CAPLYTA. In the fiscal first quarter of 2026, the negative impact of the STELARA sales decline, due to biosimilar competition, on worldwide operational sales was approximately 5.4%.
Sales by U.S. companies were $13.3 billion in the fiscal first quarter of 2026, which represented an increase of 8.3% as compared to the prior year. In the fiscal first quarter of 2026, the net impact of acquisitions and divestitures on U.S. operational sales growth was a positive 2.1%. In the fiscal first quarter of 2026, the negative impact of the STELARA sales decline, due to biosimilar competition on U.S. operational sales was approximately 7.5%. Sales by international companies were $10.7 billion, a total increase of 11.9%, which included operational growth of 3.9% and a positive currency impact of 8.0%. In the fiscal first quarter of 2026, the net impact of acquisitions and divestitures on international operational sales growth was a negative 0.1%. In the fiscal first quarter of 2026, the negative impact of the STELARA sales decline, due to biosimilar competition, on international operational sales was approximately 3.0%.
In the fiscal first quarter of 2026, sales by companies in Europe achieved growth of 14.5%, which included operational growth of 2.7% and a positive currency impact of 11.8%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 10.8%, which included operational growth of 2.5% and a positive currency impact of 8.3%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 8.5%, which included operational growth of 6.1% and a positive currency impact of 2.4%.
Q1 2026
Sales by Geographic Region (in billions)
Q1 2026
Sales by Segment (in billions)
Note: values may have been rounded
*operational excludes the effect of translational currency

Form 10-Q	27

Analysis of sales by business segments
Innovative Medicine

Innovative Medicine segment sales in the fiscal first quarter of 2026 were $15.4 billion, an increase of 11.2% as compared to the same period a year ago, including an operational increase of 7.4% and a positive currency impact of 3.8%. U.S. Innovative Medicine sales increased 9.6% as compared to the same period a year ago. International Innovative Medicine sales increased by 13.4%, including an operational increase of 4.3% and a positive currency impact of 9.1%. In the fiscal first quarter of 2026, the net impact of acquisitions and divestitures on the worldwide Innovative Medicine segment operational sales growth was a positive 1.8%, primarily related to CAPLYTA. In the fiscal first quarter of 2026, the negative impact of the STELARA sales decline, due to biosimilar competition, was an approximate 9.2%, 12.0% and 5.3% on worldwide, U.S. and international Innovative Medicine segment operational sales, respectively.
Major Innovative Medicine therapeutic area sales — Fiscal First Quarter Ended

(Dollars in Millions)	March 29, 2026	March 30, 2025	Total Change	Operations Change	Currency Change
Oncology	$6,973	$5,678	22.8%	17.8%	5.0%
DARZALEX	3,964	3,237	22.5	17.8	4.7
CARVYKTI	597	369	62.1	57.4	4.7
TECVAYLI	202	151	33.5	30.1	3.4
TALVEY	152	86	76.7	72.8	3.9
RYBREVANT/ LAZCLUZE	257	141	82.7	80.5	2.2
ERLEADA	949	771	23.1	16.2	6.9
IMBRUVICA	660	709	(6.9)	(13.9)	7.0
Other Oncology(1)	192	214	(10.6)	(12.5)	1.9
Immunology	3,380	3,707	(8.8)	(11.8)	3.0
TREMFYA	1,608	956	68.3	63.8	4.5
SIMPONI/ SIMPONI ARIA	647	659	(1.7)	(5.7)	4.0
REMICADE	422	467	(9.5)	(11.2)	1.7
STELARA	656	1,625	(59.7)	(61.7)	2.0
Other Immunology	46	1	*	*	*
Neuroscience	2,175	1,647	32.0	29.3	2.7
SPRAVATO	468	320	46.4	44.5	1.9
CAPLYTA(2)	270	—	*	*	—
INVEGA SUSTENNA/ XEPLION/ INVEGA TRINZA/ TREVICTA	1,038	903	15.0	13.2	1.8
CONCERTA/ methylphenidate	136	148	(8.0)	(11.7)	3.7
Other Neuroscience	262	277	(5.4)	(11.3)	5.9
Pulmonary Hypertension (PH)	1,135	1,025	10.7	8.7	2.0
UPTRAVI	483	451	7.1	5.4	1.7
OPSUMIT/ OPSYNVI	606	522	16.1	14.0	2.1
Other Pulmonary Hypertension	46	52	(12.1)	(14.5)	2.4
Infectious Diseases (ID)	889	802	10.8	4.1	6.7
EDURANT/rilpivirine	409	358	14.1	2.8	11.3
PREZISTA/ PREZCOBIX/ REZOLSTA/ SYMTUZA	443	403	10.0	7.4	2.6
Other Infectious Diseases	37	41	(10.4)	(16.5)	6.1
Cardiovascular / Metabolism / Other (CVM)	876	1,013	(13.6)	(14.7)	1.1
XARELTO	642	690	(7.0)	(7.0)	—
Other	233	323	(27.8)	(31.2)	3.4
Total Innovative Medicine Sales	$15,426	$13,873	11.2%	7.4%	3.8%
*percentage greater than 100% or not meaningful

(1) Includes sales of ZYTIGA which were previously disclosed separately
(2) Acquired with Intra-Cellular Therapies on April 2, 2025
Oncology products achieved operational sales growth of 17.8% as compared to the same period a year ago. Contributors to the growth were: DARZALEX (daratumumab) driven by strong share gains and market growth partially offset by inventory dynamics, CARVYKTI (ciltacabtagene autoleucel) driven by continued share gains and site expansion, TECVAYLI (teclistamab-cqyv) driven by launch uptake and share gains from expansion in the community setting and recent U.S. TECVAYLI + DARZALEX FASPRO approval, TALVEY (talquetamab-tgvs) driven by share gains from expansion in the community setting, RYBREVANT (amivantamab)/LAZCLUZE (lazertinib) driven by launch uptake and share gains and ERLEADA (apalutamide) due to continued share gains and market growth. Growth was partially offset by IMBRUVICA (ibrutinib) share loss due to competitive pressures and unfavorable patient mix.
Immunology products experienced an operational decline of 11.8% as compared to the same period a year ago due to the sales decline of STELARA (ustekinumab) driven by the impact of biosimilar competition, increasing adoption of novel classes and unfavorable patient mix as well as declines of SIMPONI/SIMPONI ARIA and REMICADE (infliximab) driven by share loss, biosimilar competition, and unfavorable patient mix partially offset by market growth. The decline was partially offset by growth of TREMFYA (guselkumab) due to share gains across all indications with significant IBD launch momentum and market growth.
Biosimilars are pursuing regulatory approval for SIMPONI, which would likely result in a reduction in future sales, potentially in the first half of 2026 in Europe and second half of 2026 in the U.S.
Third parties have filed biologics license applications with the U.S. FDA, the European Medicines Agency, and other government authorities seeking approval to market biosimilar versions of STELARA around the globe. The Company expects continued launches of biosimilar versions of STELARA globally which will continue to negatively impact the Company’s sales of STELARA.
Neuroscience products, which include sales of CAPLYTA (lumateperone) acquired with the Intra-Cellular Therapies (Intra-Cellular) acquisition on April 2, 2025, achieved operational growth of 29.3% as compared to the same period a year ago. Growth of SPRAVATO (esketamine) was driven by continued increased physician and patient demand. Growth of INVEGA SUSTENNA / XEPLION / INVEGA TRINZA / TREVICTA was primarily driven by favorable patient mix.
Pulmonary Hypertension products achieved operational sales growth of 8.7% as compared to the same period a year ago. The sales growth of UPTRAVI (selexipag) was driven by market and share growth partially offset by inventory dynamics. The sales growth of OPSUMIT (macitentan)/OPSYNVI (macitentan/tadalafil) was driven by share gains, market growth and favorable patient mix. The Company expects generic competition for OPSUMIT in the U.S. in the second half of 2026, which would likely result in a reduction in future sales.
Infectious disease products achieved operational sales growth of 4.1% as compared to the same period a year ago. The sales growth of PREZISTA/ PREZCOBIX/ REZOLSTA/ SYMTUZA was driven by favorable patient mix.
Cardiovascular / Metabolism / Other products experienced a sales decline of 14.7% as compared to the same period a year ago. The sales decline of XARELTO (rivaroxaban) was primarily driven by continued share erosion.
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

Form 10-Q	29

MedTech

MedTech segment sales in the fiscal first quarter of 2026 were $8.6 billion, an increase of 7.7% as compared to the same period a year ago, which included operational growth of 4.6% and a positive currency impact of 3.1%. U.S. MedTech sales increased by 5.9%. International MedTech sales increased by 9.7%, including operational growth of 3.2% and a positive currency impact of 6.5%. In the fiscal first quarter of 2026, the impact of divestitures on the MedTech segment operational sales growth was a negative 0.1%.
Major MedTech franchise sales — Fiscal First Quarter Ended

(Dollars in Millions)	March 29, 2026	March 30, 2025	Total Change	Operations Change	Currency Change
Cardiovascular	$2,377	$2,103	13.0%	10.5%	2.5%
Electrophysiology	1,489	1,323	12.6	9.5	3.1
Abiomed	488	420	16.3	14.4	1.9
Shockwave	305	258	18.5	18.1	0.4
Other Cardiovascular	94	103	(9.1)	(11.9)	2.8
Surgery	2,511	2,396	4.8	1.2	3.6
Advanced	1,123	1,073	4.6	1.2	3.4
General	1,388	1,323	4.9	1.1	3.8
Vision	1,365	1,279	6.7	3.6	3.1
Contact Lenses/Other	969	919	5.5	2.7	2.8
Surgical	396	361	9.7	6.0	3.7
Orthopaedics	2,383	2,241	6.3	3.2	3.1
Hips	436	409	6.5	3.5	3.0
Knees	420	389	7.9	4.6	3.3
Trauma	833	772	8.0	5.0	3.0
Spine, Sports & Other	694	671	3.5	0.2	3.3
Total MedTech Sales	$8,636	$8,020	7.7%	4.6%	3.1%
The Cardiovascular franchise achieved operational sales growth of 10.5% as compared to the prior year fiscal first quarter. Electrophysiology sales growth was driven by procedure growth, commercial execution, new product performance (VARIPULSE, TRUPULSE, NUVISION and CRYSTAL) and inventory dynamics outside the U.S. partially offset by competitive pressures in Pulsed Field Ablation catheters. Abiomed sales growth was driven by the continued strong adoption of Impella 5.5 and Impella CP. Shockwave sales growth was driven by strong adoption of Coronary and Peripheral portfolios and new product launches.
The Surgery franchise achieved operational sales growth of 1.2% as compared to the prior year fiscal first quarter. The operational growth in Advanced Surgery was primarily due to the strength of the portfolio and commercial execution in Biosurgery and new product launches in Energy. This was partially offset by China volume-based procurement across all platforms and competitive pressures in Endocutters. The operational growth in General Surgery was primarily driven by technology penetration and upgrades within the differentiated Wound Closure portfolio coupled with market expansion partially offset by timing of tenders outside the U.S.
The Vision franchise achieved operational sales growth of 3.6% as compared to the prior year fiscal first quarter. The Contact Lenses/Other operational growth was driven by strong performance in the ACUVUE OASYS 1-Day family of products and strategic price actions partially offset by inventory dynamics outside the U.S. The Surgical operational growth was primarily driven by the strength of recent product innovations, robust demand and strong commercial execution partially offset by competitive pressures in the U.S.
The Orthopaedics franchise achieved operational sales growth of 3.2% as compared to the prior year fiscal first quarter. The operational growth in Hips was due to new product launches. The operational growth in Knees was driven by the strength of the ATTUNE portfolio and pull through related to the VELYS Robotic assisted solutions. The operational growth in Trauma was primarily driven by recently launched products. The operational growth in Spine, Sports & Other was driven by new product innovations and growth in shoulders partially offset by competitive pressures and inventory dynamics.

In October 2025, the Company announced its intention to separate its Orthopaedics business. The Company continues to explore multiple paths to effect the planned separation with a targeted completion within 18 to 24 months after the initial announcement.
Analysis of consolidated earnings before provision for taxes on income
Consolidated earnings before provision for taxes on income for the fiscal first quarter of 2026 was $6.0 billion representing 24.9% of sales as compared to $13.6 billion in the fiscal first quarter of 2025, representing 62.3% of sales. The fiscal first quarter of 2025 includes approximately $7.0 billion related to the talc reserve reversal.
Cost of products sold
(Dollars in billions. Percentages in chart are as a percent to total sales)
Q1 2026 versus Q1 2025
Cost of products sold increased slightly as a percent to sales primarily driven by:
•Tariffs and other operational drivers in the MedTech business
•Unfavorable product mix primarily driven by the decline of STELARA sales in the Innovative Medicine business partially offset by
•Favorable translational currency in the Innovative Medicine business
The intangible asset amortization expense included in cost of products sold for the fiscal first quarters of 2026 and 2025 was $1.2 billion and $1.1 billion, respectively.
Selling, marketing and administrative expenses
(Dollars in billions. Percentages in chart are as a percent to total sales)
Q1 2026 versus Q1 2025
Selling, Marketing and Administrative Expenses increased as a percent to sales primarily driven by:

Form 10-Q	31

•Phasing of advertising expense and increased investment related to TREMFYA and the acquisition of Intra-Cellular (CAPLYTA) in the Innovative Medicine business
Research and development expense
Research and development expense by segment of business was as follows:

	Fiscal First Quarter Ended
	2026		2025
(Dollars in Millions)	Amount	% of Sales*	Amount	% of Sales*
Innovative Medicine	$2,813	18.2%	$2,548	18.4%
MedTech	714	8.3	677	8.4
Total research and development expense	$3,527	14.7%	$3,225	14.7%
Percent increase over the prior year	9.4%
*As a percent to segment sales
Interest (income) expense
Interest (income) expense in the fiscal first quarter of 2026 was net expense of $43 million as compared to net income of $128 million in the fiscal first quarter of 2025. Interest income in the fiscal first quarter of 2026 decreased as compared to the prior year driven by a lower average cash balance. Interest expense in the fiscal first quarter of 2026 was higher as compared to the prior year due to a higher average debt balance. The balance of cash, cash equivalents and current marketable securities was $22.1 billion at the end of the fiscal first quarter of 2026 as compared to $38.8 billion at the end of the fiscal first quarter of 2025. The Company’s debt position was $55.0 billion as of March 29, 2026, as compared to $52.3 billion the same period a year ago.
Other (income) expense, net*
Q1 2026 versus Q1 2025
Other (income) expense, net for the fiscal first quarter of 2026 reflected a decrease in income of $7.6 billion as compared to the prior year primarily due to the following:

Fiscal First Quarter
(Dollars in Billions)(Income)/Expense	March 29, 2026	March 30, 2025	Change
Litigation related(1)	$0.3	(7.0)	7.3
Acquisition, Integration and Divestiture related	0.1	0.1	0.0
Orthopaedics separation	0.1	0.0	0.1
Employee benefit related	(0.2)	(0.1)	(0.1)
Other	0.0	(0.3)	0.3
Total Other (Income) Expense, Net	$0.3	(7.3)	7.6
(1)The fiscal first quarter of 2026 includes charges for talc matters of $0.3 billion. The fiscal first quarter of 2025 includes approximately $7.0 billion related to the talc reserve reversal. For additional details related to talc refer to Note 11 to the Consolidated Financial Statements.
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

Segment income before tax

Income before tax by segment of business for the fiscal first quarters were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Innovative Medicine	$5,317	$5,210	$15,426	$13,873	34.5%	37.6%
MedTech	1,239	1,421	8,636	8,020	14.3	17.7
Segment total	6,556	6,631	24,062	21,893	27.2	30.3
(Income)/ Expenses not allocated to segments(1)	566	(7,000)
Earnings before provision for taxes on income	$5,990	$13,631	$24,062	$21,893	24.9%	62.3%
(1)Amounts not allocated to segments include interest (income) expense, certain litigation expenses and general corporate (income) expense. The fiscal first quarter of 2026 includes charges of $0.3 billion related to talc matters. The fiscal first quarter of 2025 includes approximately $7.0 billion related to the talc reserve reversal. For additional details related to talc refer to Note 11 to the Consolidated Financial Statements.
Innovative Medicine segment
The Innovative Medicine segment income before tax as a percent of sales in the fiscal first quarter of 2026 was 34.5% versus 37.6% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal first quarter of 2026 as compared to the prior year was primarily driven by the following:
•Unfavorable product mix in Cost of products sold, primarily driven by the decline of STELARA sales
•Phasing of advertising expense and investment related to TREMFYA and to the acquisition of Intra-Cellular (CAPLYTA)
partially offset by
•Favorable translational currency

MedTech segment
The MedTech segment income before tax as a percent of sales in the fiscal first quarter of 2026 was 14.3% versus 17.7% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal first quarter of 2026 as compared to the prior year was primarily driven by the following:
•Tariffs included in Cost of products sold
•Gains on certain divestitures recorded in 2025
•Orthopaedics separation related costs
Restructuring
In fiscal 2025, the company initiated a restructuring program of its Surgery franchise within the MedTech segment to simplify and focus operations by exiting certain non-strategic product lines and optimize select sites across the network. The pre-tax restructuring expense was $55 million in the fiscal first quarter of 2026, of which $30 million was recorded in Restructuring, $20 million in Cost of products sold and $5 million in Other income and expense on the Consolidated Statement of Earnings. The pre-tax restructuring expense in the fiscal first quarter of 2026 primarily included costs related to product exits. Total project costs of approximately $0.3 billion have been recorded since the restructuring was announced. The estimated costs of the total program are between $0.9 billion - $1.0 billion and is expected to be substantially completed by the end of fiscal year 2026.
In fiscal 2023, the Company initiated a restructuring program of its Orthopaedics franchise within its MedTech segment to streamline operations by exiting certain markets, product lines and distribution network arrangements. The pre-tax restructuring expense was $55 million in the fiscal first quarter of 2025, of which $17 million was recorded in Restructuring, $30 million in Other (Income)/Expense and $8 million in Cost of products sold on the Consolidated Statement of Earnings primarily for costs related to asset impairments as well as market and product exits. Total project costs of approximately $0.8 billion have been recorded since the restructuring was announced and the program was substantially completed in the fiscal year 2025.
For further details related to the restructuring refer to Note 12 to the Consolidated Financial Statements.

Form 10-Q	33

Provision for taxes on income
The worldwide effective income tax rate for the fiscal three months was 12.6% in 2026 and 19.3% in 2025.
On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework that was supported by over 130 countries worldwide. Several EU and non-EU countries have enacted Pillar Two legislation with an initial effective date of January 1, 2024, with other aspects of the law effective in 2026 or later. While countries continue to enact new provisions or issue new regulations this could have an impact to the Company’s effective tax rate. The Company will continue to monitor further developments to determine any potential impact in the countries in which we operate, such as the recently issued administrative guidance on the side-by-side system that will fully exclude U.S. parented groups from certain provisions of the Pillar Two Framework.
For further details related to the fiscal 2026 provision for taxes refer to Note 5 to the Consolidated Financial Statements.
Liquidity and capital resources
Proceeds from the disposal of assets/businesses, net

Dividends to shareholders
Cash flows
Cash and cash equivalents were $21.7 billion at the end of the fiscal first quarter of 2026 as compared with $19.7 billion at the end of fiscal year 2025. The primary sources and uses of cash that contributed to the $2.0 billion increase were:

(Dollars In Billions)
19.7	Q4 2025 Cash and cash equivalents balance
2.5	net cash generated from operating activities
(1.0)	net cash used for investing activities
0.5	net cash from financing activities
$21.7	Q1 2026 Cash and cash equivalents
In addition, the Company had $0.4 billion in marketable securities at the end of the fiscal first quarter of 2026 and $0.4 billion at the end of fiscal year 2025.

Cash flow from operations of $2.5 billion was the result of:

(Dollars In Billions)
$5.2	Net earnings
2.5	non-cash expenses and other adjustments primarily for depreciation and amortization, stock-based compensation, deferred tax provision and asset write-downs
(1.0)	an increase in accounts receivable and inventories
(3.9)	a decrease in accounts payable and accrued liabilities
0.3	a decrease in other current and non-current assets
(0.6)	a decrease in other current and non-current liabilities
$2.5	Net cash flows from operations
Cash flow used for investing activities of $1.0 billion was primarily from:

(Dollars In Billions)
$(1.0)	additions to property, plant and equipment
0.1	net sales of investments
(0.1)	Other and rounding
$(1.0)	Net cash used for investing activities
Cash flow from financing activities of $0.5 billion was primarily from:

(Dollars In Billions)
$(3.1)	dividends to shareholders
(4.0)	repurchase of common stock
7.2	net proceeds from short and long term debt
1.2	proceeds from stock options exercised/employee withholding tax on stock awards, net
(0.8)	Primarily Auris shareholder payment (described in Note 11), other and rounding
$0.5	Net cash from financing activities
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
As of March 29, 2026, the Company had cash, cash equivalents and marketable securities of approximately $22.1 billion and had approximately $55.0 billion of notes payable and long-term debt for a net debt position of $32.9 billion as compared to the prior year fiscal first quarter net debt position of $13.5 billion. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs, including the Company’s remaining balance of approximately $3.4 billion related to talc matters, $1.8 billion related to the current portion of Corporate bonds due and the remaining approximately $1.1 billion related to opioid settlements. In addition, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.
Dividends
On January 2, 2026, the Board of Directors declared a regular cash dividend of $1.30 per share, payable on March 10, 2026, to shareholders of record as of February 24, 2026.
On April 14, 2026, the Board of Directors declared a regular cash dividend of $1.34 per share, payable on June 9, 2026, to shareholders of record as of May 26, 2026. The Company expects to continue the practice of paying regular quarterly cash dividends.

Form 10-Q	35

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

The Company operates in certain countries where the economic conditions continue to present significant challenges. The Company continues to monitor these situations and take appropriate actions. Inflation rates and currency exchange rates continue to have an effect on worldwide economies and, consequently, on the way the Company operates. The Company has accounted for operations in Venezuela, Argentina, Turkey and Egypt as highly inflationary, as the prior three-year cumulative inflation rate surpassed 100%. In the face of increasing costs, the Company strives to maintain its profit margins through cost reduction programs, productivity improvements and periodic price increases.
The long-term implications of regional conflicts on the Company are difficult to predict. The financial impact of known existing conflicts in the fiscal first quarter of 2026 was not material.
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

Item 3 — Quantitative and qualitative disclosures about market risk
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
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

Form 10-Q	37

Part II — Other information
Item 1 — Legal proceedings
The information called for by this item is incorporated herein by reference to Note 11 included in Part I, Item 1, Financial Statements (unaudited) — Notes to Consolidated Financial Statements.
Item 2 — Unregistered sales of equity securities and use of proceeds
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
The following table provides information with respect to Common Stock purchases by the Company during the fiscal first quarter of 2026. Common stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company's compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal first quarter.

Fiscal Month Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 29, 2025 through January 25, 2026	649,607	219.26	—	—
January 26, 2026 through February 22, 2026	8,626,168	236.70	—	—
February 23, 2026 through March 29, 2026	7,558,445	243.91	—	—
Total	16,834,220	239.26	—	—
(1)During the fiscal first quarter of 2026, the Company repurchased an aggregate of 16,834,220 shares of Johnson & Johnson Common Stock in open-market transactions, all of which were purchased as part of a systematic plan to meet the needs of the Company’s compensation programs.

Item 5 — Other information
Securities trading plans of Directors and Executive Officers. During the fiscal first quarter of 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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
Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.
Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.
Exhibit 101:

EX-101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Document

Exhibit 104:	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Form 10-Q	39

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 22, 2026

Date: April 22, 2026

JOHNSON & JOHNSON
(Registrant)

By	/s/ J. J. Wolk
J. J. Wolk, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

By	/s/ R. J. Decker Jr.
R. J. Decker Jr., Controller (Principal Accounting Officer)

