Form 10-Q
period 2026-06-28
JOHNSON & JOHNSON
filed 2026-07-23
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 28, 2026

or

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
On July 17, 2026, 2,409,898,597 shares of Common Stock, $1.00 par value, were outstanding.

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

Part I — Financial information
Item 1 — Financial statements
Johnson & Johnson and subsidiaries consolidated balance sheets
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	June 28, 2026	December 28, 2025
Assets
Current assets:
Cash and cash equivalents (Note 4)	$20,422	19,709
Marketable securities	336	393
Accounts receivable, trade, less allowances $171 (2025, $183)	19,046	17,178
Inventories (Note 2)	15,144	14,191
Prepaid expenses and other	4,826	4,153
Total current assets	59,774	55,624
Property, plant and equipment at cost	55,518	54,364
Less: accumulated depreciation	(31,936)	(31,195)
Property, plant and equipment, net	23,582	23,169
Intangible assets, net (Note 3)	48,229	50,403
Goodwill (Note 3)	48,479	48,772
Deferred taxes on income (Note 5)	6,728	6,874
Other assets	14,269	14,368
Total assets	$201,061	199,210
Liabilities and shareholders’ equity
Current liabilities:
Loans and notes payable	$11,692	8,495
Accounts payable	9,223	11,991
Accrued liabilities	9,464	8,594
Accrued rebates, returns and promotions	19,990	19,124
Accrued compensation and employee related obligations	3,475	4,534
Accrued taxes on income (Note 5)	1,051	1,388
Total current liabilities	54,895	54,126
Long-term debt (Note 4)	37,344	39,438
Deferred taxes on income (Note 5)	6,608	6,791
Employee related obligations (Note 6)	6,657	6,957
Long-term taxes payable (Note 5)	485	486
Other liabilities	10,101	9,868
Total liabilities	$116,090	117,666
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(13,951)	(14,930)
Retained earnings and Additional paid-in capital	171,665	168,978
Less: common stock held in treasury, at cost (711,615,000 and 711,904,000 shares)	75,863	75,624
Total shareholders’ equity	$84,971	81,544
Total liabilities and shareholders’ equity	$201,061	199,210
See Notes to Consolidated Financial Statements

Form 10-Q	1

Johnson & Johnson and subsidiaries consolidated statements of earnings
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Second Quarter Ended
	June 28, 2026	Percent to Sales	June 29, 2025	Percent to Sales
Sales to customers (Note 9)	$25,310	100.0%	$23,743	100.0%
Cost of products sold	8,051	31.8	7,628	32.1
Gross profit	17,259	68.2	16,115	67.9
Selling, marketing and administrative expenses	6,432	25.4	5,889	24.8
Research and development expense	3,653	14.4	3,516	14.8
Interest income	(219)	(0.9)	(260)	(1.1)
Interest expense, net of portion capitalized	281	1.1	308	1.3
Other (income) expense, net	331	1.3	107	0.5
Restructuring (Note 12)	34	0.2	64	0.3
Earnings before provision for taxes on income	6,747	26.7	6,491	27.3
Provision for taxes on income (Note 5)	1,213	4.8	954	4.0
Net earnings	$5,534	21.9%	$5,537	23.3%
Net earnings per share (Note 8)
Basic	$2.30		$2.30
Diluted	$2.27		$2.29
Avg. shares outstanding
Basic	2,407.4		2,406.3
Diluted	2,440.1		2,419.1
See Notes to Consolidated Financial Statements

Johnson & Johnson and subsidiaries consolidated statements of earnings
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Six Months Ended
	June 28, 2026	Percent to Sales	June 29, 2025	Percent to Sales
Sales to customers (Note 9)	$49,372	100.0%	$45,636	100.0%
Cost of products sold	16,157	32.7	14,985	32.8
Gross profit	33,215	67.3	30,651	67.2
Selling, marketing and administrative expenses	12,466	25.3	11,001	24.1
Research and development expense	7,180	14.5	6,741	14.8
In-process research and development impairments	36	0.1	—	—
Interest income	(448)	(0.9)	(592)	(1.3)
Interest expense, net of portion capitalized	553	1.1	512	1.1
Other (income) expense, net	625	1.3	(7,214)	(15.8)
Restructuring (Note 12)	66	0.1	81	0.2
Earnings before provision for taxes on income	12,737	25.8	20,122	44.1
Provision for taxes on income (Note 5)	1,968	4.0	3,586	7.9
Net earnings	$10,769	21.8%	$16,536	36.2%
Net earnings per share (Note 8)
Basic	$4.47		$6.87
Diluted	$4.41		$6.82
Avg. shares outstanding
Basic	2,408.1		2,406.7
Diluted	2,443.9		2,423.3

See Notes to Consolidated Financial Statements

Form 10-Q	3

Johnson & Johnson and subsidiaries consolidated statements of comprehensive income
(Unaudited; Dollars in Millions)

	Fiscal Second Quarter Ended		Fiscal Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net earnings	$5,534	5,537	$10,769	16,536

Other comprehensive income (loss), net of tax
Foreign currency translation	1,204	(3,164)	1,538	(3,739)

Securities:
Unrealized holding gain (loss) arising during period	—	(1)	—	(1)
Net change	—	(1)	—	(1)

Employee benefit plans:
Prior service cost amortization during period	(34)	(36)	(70)	(71)
Gain (loss) amortization during period	77	79	152	156
Net change	43	43	82	85

Derivatives & hedges:
Unrealized gain (loss) arising during period	(139)	532	(216)	1,208
Reclassifications to earnings	(228)	25	(425)	(117)
Net change	(367)	557	(641)	1,091

Other comprehensive income (loss)	880	(2,565)	979	(2,564)

Comprehensive income	$6,414	2,972	$11,748	13,972

See Notes to Consolidated Financial Statements

The tax cost/(benefit) effects in other comprehensive income/(loss) for the fiscal second quarter were as follows for 2026 and 2025, respectively: Foreign Currency Translation: $(444) million and $824 million; Employee Benefit Plans: $6 million and $10 million; Derivatives & Hedges: $(97) million and $148 million.

The tax cost/(benefit) effects in other comprehensive income/(loss) for the fiscal six months were as follows for 2026 and 2025, respectively: Foreign Currency Translation: $(723) million and $1.2 billion; Employee Benefit Plans: $16 million and $21 million; Derivatives & Hedges: $(170) million and $290 million.

Johnson & Johnson and subsidiaries consolidated statements of equity
(Unaudited; Dollars in Millions)

Fiscal Second Quarter Ended June 28, 2026

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income (AOCI)	Common Stock Issued Amount	Treasury Stock Amount
Balance, March 29, 2026	$81,186	169,161	(14,831)	3,120	(76,264)
Net earnings	5,534	5,534	—	—	—
Cash dividends paid ($1.34 per share)	(3,227)	(3,227)	—	—	—
Employee compensation and stock option plans	817	197	—	—	620
Repurchase of common stock (including excise tax)	(219)	—	—	—	(219)
Other comprehensive income (loss), net of tax	880	—	880	—	—
Balance, June 28, 2026	$84,971	171,665	(13,951)	3,120	(75,863)

Fiscal Six Months Ended June 28, 2026

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income (AOCI)	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 28, 2025	$81,544	168,978	(14,930)	3,120	(75,624)
Net earnings	10,769	10,769	—	—	—
Cash dividends paid ($2.64 per share)	(6,358)	(6,358)	—	—	—
Employee compensation and stock option plans	2,290	(1,724)	—	—	4,014
Repurchase of common stock (including excise tax)	(4,253)	—	—	—	(4,253)
Other comprehensive income (loss), net of tax	979	—	979	—	—
Balance, June 28, 2026	$84,971	171,665	(13,951)	3,120	(75,863)

Form 10-Q	5

Fiscal Second Quarter Ended June 29, 2025

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, March 30, 2025	$78,109	162,635	(11,740)	3,120	(75,906)
Net earnings	5,537	5,537	—	—	—
Cash dividends paid ($1.30 per share)	(3,129)	(3,129)	—	—	—
Employee compensation and stock option plans	519	328	—	—	191
Repurchase of common stock (including excise tax)	2	—	—	—	2
Other comprehensive income (loss), net of tax	(2,565)	—	(2,565)	—	—
Balance, June 29, 2025	$78,473	165,371	(14,305)	3,120	(75,713)

Fiscal Six Months Ended June 29, 2025

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 29, 2024	$71,490	155,791	(11,741)	3,120	(75,680)
Net earnings	16,536	16,536	—	—	—
Cash dividends paid ($2.54 per share)	(6,118)	(6,118)	—	—	—
Employee compensation and stock option plans	1,256	(838)	—	—	2,094
Repurchase of common stock	(2,127)	—	—	—	(2,127)
Other comprehensive income (loss), net of tax	(2,564)	—	(2,564)	—	—
Balance, June 29, 2025	$78,473	165,371	(14,305)	3,120	(75,713)

See Notes to Consolidated Financial Statements

Johnson & Johnson and subsidiaries consolidated statements of cash flows
(Unaudited; Dollars in Millions)

	Fiscal Six Months Ended
	June 28, 2026	June 29, 2025
Cash flows from operating activities
Net earnings	$10,769	16,536
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	3,963	3,715
Stock based compensation	758	698
Asset write-downs	220	30
Charges for acquired in-process research and development assets	2	92
Net loss/(gain) on sale of assets/businesses	(43)	(74)
Deferred tax provision	(320)	2,997
Credit losses and accounts receivable allowances	(12)	3
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(1,947)	(2,283)
Increase in inventories	(1,002)	(656)
Decrease in accounts payable and accrued liabilities	(956)	(886)
Decrease/(Increase) in other current and non-current assets	1,299	(6,194)
Decrease in other current and non-current liabilities	(1,601)	(5,926)

Net cash flows from operating activities	11,130	8,052

Cash flows used for investing activities
Additions to property, plant and equipment	(2,370)	(1,838)
Proceeds from the disposal of assets/businesses, net (Note 10)	92	332
Acquisitions, net of cash acquired (Note 10)	(263)	(14,458)
Acquired in-process research and development assets / related milestones (Note 10)	—	(369)
Purchases of investments	(299)	(431)
Sales of investments	368	953
Credit support agreements activity, net	515	(2,684)
Other (including capitalized licenses and milestones)	(193)	(66)

Net cash used for investing activities	(2,150)	(18,561)

Cash flows (used for) from financing activities
Dividends to shareholders	(6,358)	(6,118)
Repurchase of common stock	(4,249)	(2,127)
Proceeds from short-term debt, net	13,146	9,349
Repayment of short-term debt, net	(9,677)	(5,058)
Proceeds from long-term debt, net of issuance costs	—	9,138
Repayment of long-term debt	(2,003)	(754)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	1,531	557
Credit support agreements activity, net	(49)	(271)
Other	(588)	41

Net cash (used for) from financing activities	(8,247)	4,757

Effect of exchange rate changes on cash and cash equivalents	(20)	224
Increase in cash and cash equivalents	713	(5,528)
Cash and cash equivalents, beginning of period	19,709	24,105
Cash and cash equivalents, end of period	20,422	18,577

See Notes to Consolidated Financial Statements

Form 10-Q	7

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
Recently Adopted Accounting Standards
ASU 2025-07: Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606)
Effective beginning fiscal year 2026, the Company prospectively adopted the amended guidance issued by the FASB that adds a scope exception to exclude from derivative accounting non-exchange-traded contracts with variables (underlyings) that are based on operations or activities specific to one of the parties to the contract. The adoption of this new accounting standard did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
There were no new material accounting standards issued in the fiscal six months of 2026.
Supplier finance program obligations
The Company has agreements for supplier finance programs with third-party financial institutions. These programs provide enrolled suppliers with the ability to finance payment obligations from the Company with the third-party financial institutions. The Company is not a party to the arrangements between the suppliers and the third-party financial institutions. The Company’s obligations to its suppliers, including amounts due, and scheduled payment dates (which have general payment terms of 90 days), are not affected by a participating supplier’s decision to join in the program.
Confirmed obligations under the program as of June 28, 2026, and December 28, 2025, were $0.7 billion and $0.8 billion, respectively. The obligations are presented as Accounts payable on the Consolidated Balance Sheets.

Note 2 — Inventories

(Dollars in Millions)	June 28, 2026	December 28, 2025
Raw materials and supplies	$2,515	2,530
Goods in process	4,224	3,828
Finished goods	8,405	7,833
Total inventories	$15,144	14,191

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

(Dollars in Millions)	June 28, 2026	December 28, 2025
Intangible assets with definite lives:
Patents and trademarks — gross	$58,542	59,156
Less accumulated amortization	(33,727)	(32,507)
Patents and trademarks — net	$24,815	26,649
Customer relationships and other intangibles — gross	21,283	21,361
Less accumulated amortization	(15,334)	(14,998)
Customer relationships and other intangibles — net(1)	$5,949	6,363
Intangible assets with indefinite lives:
Trademarks	1,744	1,772
Purchased in-process research and development	15,721	15,619
Total intangible assets — net	$48,229	50,403
(1)The majority is comprised of customer relationships
Goodwill as of June 28, 2026 was allocated by segment of business as follows:

(Dollars in Millions)	Innovative Medicine	MedTech	Total
Goodwill at December 28, 2025	$14,967	33,805	48,772
Goodwill, related to acquisitions	—	3	3
Goodwill, related to divestitures	—	—	—
Currency translation/Other	(212)	(84)	(296)
Goodwill at June 28, 2026	$14,755	33,724	48,479

The weighted average amortization period for patents and trademarks is approximately 12 years. The weighted average amortization period for customer relationships and other intangible assets is approximately 19 years. The amortization expense of amortizable intangible assets included in the cost of products sold was $1.2 billion and $1.3 billion for the fiscal second quarters ended June 28, 2026 and June 29, 2025, respectively. The amortization expense of amortizable intangible assets included in the cost of products sold was $2.5 billion and $2.4 billion for the fiscal six months ended June 28, 2026 and June 29, 2025, respectively.
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
The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. The Company maintains credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of June 28, 2026, the cumulative amount of cash collateral paid by the Company under the CSA amounted to $4.1 billion net, related to net investment and cash flow hedges. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of June 28, 2026, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $43.8 billion, $36.8 billion and $8.0 billion, respectively. As of December 28, 2025, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $40.6 billion, $38.9 billion and $8.0 billion, respectively.
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
As of June 28, 2026, the balance of deferred net loss on derivatives included in accumulated other comprehensive income was $0.9 billion after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts and net investment hedge contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives and hedges for the fiscal second quarters ended June 28, 2026 and June 29, 2025, net of tax:

	June 28, 2026					June 29, 2025
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	(31)	—	—	—	—	52	—
Derivatives designated as hedging instruments	—	—	—	31	—	—	—	—	(52)	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	45	—	—	—	—	48	—
Amount of gain or (loss) recognized in AOCI	—	—	—	45	—	—	—	—	48	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	(2)	90	10	—	3	2	(132)	(16)	—	(3)

Amount of gain or (loss) recognized in AOCI	(5)	(190)	40	—	18	11	466	(72)	—	(29)

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	82	—	—	—	—	76	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	(47)	—	—	—	—	108	—

Form 10-Q	11

The following table is a summary of the activity related to derivatives and hedges for the fiscal six months ended June 28, 2026 and June 29, 2025, net of tax:

	June 28, 2026					June 29, 2025
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	5	—	—	—	—	240	—
Derivatives designated as hedging instruments	—	—	—	(5)	—	—	—	—	(240)	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	92	—	—	—	—	98	—
Amount of gain or (loss) recognized in AOCI	—	—	—	92	—	—	—	—	98	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	(1)	163	5	—	1	1	(122)	(15)	—	(3)

Amount of gain or (loss) recognized in AOCI	(12)	(385)	77	—	43	14	571	(108)	—	(40)

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	165	—	—	—	—	158	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	(31)	—	—	—	—	673	—

As of June 28, 2026, and December 28, 2025, the following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustment for fair value hedges:

Line item in the Consolidated Balance Sheet in which the hedged item is included	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Gain/ (Loss) Included in the Carrying Amount of the Hedged Liability
(Dollars in Millions)	June 28, 2026	December 28, 2025	June 28, 2026	December 28, 2025
Long-term Debt	$8,324	8,318	(688)	(694)

The following table is the effect of derivatives not designated as hedging instruments for the fiscal second quarters ended 2026 and 2025:

		Gain/(Loss) Recognized In Income on Derivative		Gain/(Loss) Recognized In Income on Derivative
(Dollars in Millions)	Location of Gain /(Loss) Recognized in Income on Derivative	Fiscal Second Quarter Ended		Fiscal Six Months Ended
Derivatives Not Designated as Hedging Instruments		June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Foreign Exchange Contracts	Other (income) expense	$(34)	(19)	(99)	43

The following table is the effect of net investment hedges for the fiscal second quarters ended in 2026 and 2025:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	June 28, 2026	June 29, 2025		June 28, 2026	June 29, 2025
Debt	$163	(803)	Interest (income) expense	—	—
Cross Currency interest rate swaps	$128	(700)	Interest (income) expense	—	—

The following table is the effect of net investment hedges for the fiscal six months ended in 2026 and 2025:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	June 28, 2026	June 29, 2025		June 28, 2026	June 29, 2025
Debt	$376	(1,119)	Interest (income) expense	—	—
Cross Currency interest rate swaps	$345	140	Interest (income) expense	—	—

Form 10-Q	13

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
The following table is a summary of the activity related to equity investments:

	December 28, 2025			June 28, 2026
(Dollars in Millions)	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	(Sales)/ Purchases/Other (2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value	$665	190	(52)	803	803

Equity Investments without readily determinable value	$910	40	(118)	832	832
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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of June 28, 2026 and December 28, 2025 were as follows:

	June 28, 2026				December 28, 2025
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	632	—	632	686
Interest rate contracts(2)	—	685	—	685	589
Total	—	1,317	—	1,317	1,275
Liabilities:
Forward foreign exchange contracts	—	714	—	714	413
Interest rate contracts(2)	—	4,757	—	4,757	5,848
Total	—	5,471	—	5,471	6,261
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	—	67	—	67	38
Liabilities:
Forward foreign exchange contracts	—	67	—	67	46
Other Investments:
Equity investments(3)	803	—	—	803	665
Debt securities(4)	—	5,360	—	5,360	2,854
Other Liabilities:
Contingent consideration(5)	$—	—	823	823	753

Gross to Net Derivative Reconciliation	June 28, 2026	December 28, 2025
(Dollars in Millions)
Total Gross Assets	$1,384	1,313
Credit Support Agreement (CSA)	(1,292)	(1,308)
Total Net Asset	92	5

Total Gross Liabilities	5,538	6,307
Credit Support Agreement (CSA)	(5,421)	(5,903)
Total Net Liabilities	$117	404

Summarized information about changes in liabilities for contingent consideration for the fiscal second quarters ended June 28, 2026 and June 29, 2025 is as follows:

	June 28, 2026	June 29, 2025
(Dollars in Millions)
Beginning Balance	$753	1,217
Changes in estimated fair value(6)	6	(60)
Additions	64	—
Payments	—	—
Ending Balance	$823	1,157
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
As of June 28, 2026, and December 28, 2025, cash and cash equivalents include money market funds of $4,749 million and $5,993 million, respectively, which would be considered level 1 in the fair value hierarchy.

The Company's cash, cash equivalents and current marketable securities as of June 28, 2026 comprised:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$3,235	3,235	3,235	—
Non-U.S. sovereign securities	16	16	—	16
U.S. reverse repurchase agreements	6,626	6,626	6,626	—
Money market funds	4,749	4,749	4,749	—
Time deposits(1)	772	772	772	—
Subtotal	15,398	15,398	15,382	16

U.S. Gov’t securities	4,908	4,908	4,894	14
Other sovereign securities	224	224	95	129
Corporate and other debt securities	228	228	51	177
Subtotal available for sale debt(2)	$5,360	5,360	5,040	320
Total cash, cash equivalents and current marketable securities	$20,758	20,758	20,422	336
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
The contractual maturities of the available for sale securities as of June 28, 2026 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$5,355	5,355
Due after one year through five years	5	5
Due after five years through ten years	—	—
Total debt securities	$5,360	5,360

Financial instruments not measured at fair value
The following financial liabilities are held at carrying amount on the consolidated balance sheet as of June 28, 2026:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities

Current Debt	$11,692	11,704

Non-Current Debt
0.95% Notes due 2027	1,499	1,449
2.90% Notes due 2028	1,499	1,473
1.150% Notes due 2028 (750MM Euro 1.1354)	850	821
4.55% Notes due 2028	749	755
4.80% Notes due 2029	1,147	1,171
6.95% Notes due 2029	299	324
2.70% Notes due 2029 (600MM Euro 1.1354)	681	681
1.30% Notes due 2030	1,700	1,554
4.70% Notes due 2030	996	1,015
4.90% Notes due 2031	1,146	1,178
3.20% Notes due 2032 (700MM Euro 1.1354)	792	803
4.85% Notes due 2032	1,244	1,280
4.95% Notes due 2033	499	518
4.375% Notes due 2033	853	849
3.050% Notes due 2033 (700MM Euro 1.1354)	793	792
4.95% Notes due 2034	847	875
1.650% Notes due 2035 (1.5B Euro 1.1354)	1,694	1,489
5.00% Notes due 2035	1,244	1,285
3.35% Notes due 2036 (800MM Euro 1.1354)	904	905
3.587% Notes due 2036	920	913
5.95% Notes due 2037	995	1,101
3.625% Notes due 2037	1,408	1,348
3.350% Notes due 2037 (1.0B Euro 1.1354)	1,133	1,118
3.40% Notes due 2038	994	871
5.85% Notes due 2038	697	762
4.50% Notes due 2040	542	523
2.10% Notes due 2040	895	709
4.85% Notes due 2041	298	294
4.50% Notes due 2043	497	467
3.55% Notes due 2044 (1.0B Euro 1.1354)	1,126	1,082
3.60% Notes due 2045 (700MM Euro 1.1354)	790	757
3.73% Notes due 2046	1,980	1,610
3.75% Notes due 2047	870	805
3.50% Notes due 2048	744	573
2.25% Notes due 2050	857	585
5.25% Notes due 2054	843	857

Form 10-Q	17

3.70% Notes due 2055 (1.0B Euro 1.1354)	1,130	1,051
2.45% Notes due 2060	1,111	687
Other	78	78
Total Non-Current Debt	$37,344	35,408
The weighted average effective interest rate on non-current debt is 3.57%.
The excess of the carrying value over the estimated fair value of debt was $1.7 billion at December 28, 2025.
Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.
The current debt balance as of June 28, 2026, includes $9.9 billion of commercial paper which has a weighted average interest rate of 3.68% and a weighted average maturity of approximately two months. The current debt balance as of December 28, 2025, included $6.5 billion of commercial paper which has a weighted average interest rate of 3.81% and a weighted average maturity of approximately two months.

Note 5 — Income taxes
The worldwide effective income tax rates for the fiscal six months of 2026 and 2025 were 15.5% and 17.8%, respectively. The primary drivers for year over year change in the Company’s effective tax were:
•In the fiscal first quarter of 2025, the Company reversed approximately $7.0 billion related to the talc reserve which was recorded at approximately 22%.
•In the first fiscal six months of 2025, the effective tax rate benefited from changes in uncertain international tax positions due to expiration of statute of limitations.
•Additional tax benefits in the fiscal first six months of 2026 related to the Company’s share-based equity compensation programs that either vested or were exercised during the fiscal six months of 2026 and 2025, which reduced the effective tax rate by 2.9% and 0.3%, respectively.
As of June 28, 2026, the Company had approximately $2.7 billion of liabilities from unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in several jurisdictions. With respect to the United States, the Internal Revenue Service has completed its audit for the tax years through 2016 and the audit for tax years 2017 through 2020 is ongoing. In other major jurisdictions where the Company conducts business, the years that remain open to tax audit go back to the year 2014.

Note 6 — Pensions and other benefit plans
Components of net periodic benefit cost
Net periodic benefit costs for the Company’s defined benefit retirement plans and other benefit plans include the following components:

	Fiscal Second Quarter Ended				Fiscal Six Months Ended
	Retirement Plans		Other Benefit Plans		Retirement Plans		Other Benefit Plans
(Dollars in Millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Service cost	$235	219	80	72	471	433	160	144
Interest cost	360	356	52	53	720	707	104	107
Expected return on plan assets	(638)	(599)	(2)	(1)	(1,277)	(1,186)	(4)	(3)
Amortization of prior service cost/(credit)	(46)	(46)	(1)	(1)	(92)	(92)	(1)	(1)
Recognized actuarial (gains)/losses	70	85	26	15	139	168	52	31
Curtailments and settlements	—	1	—	—	—	1	—	—
Net periodic benefit cost/(credit)	$(19)	16	155	138	(39)	31	311	278
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
Company contributions
For the fiscal six months ended June 28, 2026, the Company contributed $70 million and $10 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

Form 10-Q	19

Note 7 — Accumulated other comprehensive income
Components of other comprehensive income/(loss) consist of the following:

(Dollars in Millions)	Foreign Currency Translation	Gain/ (Loss) On Securities	Employee Benefit Plans	Gain/ (Loss) On Derivatives & Hedges	Total Accumulated Other Comprehensive Income/(Loss)

December 28, 2025	$(13,947)	—	(693)	(290)	(14,930)
Net change	1,538	—	82	(641)	979
June 28, 2026	$(12,409)	—	(611)	(931)	(13,951)
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

Note 8 — Earnings per share
The following is a reconciliation of basic net earnings per share to diluted net earnings per share:

	Fiscal Second Quarter Ended		Fiscal Six Months Ended
(Shares in Millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Basic net earnings per share	$2.30	2.30	4.47	6.87
Average shares outstanding — basic	2,407.4	2,406.3	2,408.1	2,406.7
Potential shares exercisable under stock option plans	92.9	64.6	96.7	67.0
Less: shares which could be repurchased under treasury stock method	(60.2)	(51.8)	(60.9)	(50.4)
Average shares outstanding — diluted	2,440.1	2,419.1	2,443.9	2,423.3
Diluted net earnings per share	$2.27	2.29	4.41	6.82

(Shares in Millions)
The diluted net earnings per share calculation excluded the following number of shares related to stock options, as the exercise price of these options was greater than the average market value of the Company’s stock.	6.8	66.3	5.1	63.3

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
Sales by segment of business

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	June 28, 2026	June 29, 2025	Percent Change	June 28, 2026	June 29, 2025	Percent Change

INNOVATIVE MEDICINE
Oncology
U.S.	$4,069	3,385	20.3%	$7,684	6,398	20.1%
International	3,337	2,928	14.0	6,695	5,592	19.7
Worldwide	7,406	6,312	17.3	14,379	11,990	19.9
DARZALEX
U.S.	2,435	2,017	20.7	4,643	3,846	20.7
International	1,772	1,521	16.4	3,528	2,930	20.4
Worldwide	4,207	3,539	18.9	8,171	6,776	20.6
CARVYKTI
U.S.	472	358	31.7	905	676	33.8
International	185	81	*	349	132	*
Worldwide	657	439	49.4	1,254	808	55.1
TECVAYLI
U.S.	186	114	63.9	313	219	43.1
International	74	52	40.7	148	98	51.1
Worldwide	260	166	56.5	462	317	45.5
TALVEY
U.S.	112	82	36.2	213	150	41.7
International	62	24	*	113	42	*
Worldwide	174	106	63.3	326	192	69.3
RYBREVANT/ LAZCLUZE
U.S.	190	139	36.8	365	252	45.0
International	99	41	*	181	69	*
Worldwide	289	179	60.8	546	320	70.4
ERLEADA
U.S.	396	378	4.7	738	670	10.2
International	599	530	12.9	1,206	1,009	19.4
Worldwide	995	908	9.5	1,944	1,679	15.8
IMBRUVICA
U.S.	149	239	(37.6)	292	474	(38.4)
International	449	496	(9.5)	966	970	(0.4)
Worldwide	599	735	(18.6)	1,259	1,444	(12.9)

Form 10-Q	21

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	June 28, 2026	June 29, 2025	Percent Change	June 28, 2026	June 29, 2025	Percent Change
OTHER ONCOLOGY(1)
U.S.	131	56	*	216	110	94.5
International	97	181	(46.5)	203	341	(40.5)
Worldwide	226	238	(4.6)	418	452	(7.4)
Immunology
U.S.	2,372	2,505	(5.3)	4,227	4,701	(10.1)
International	1,473	1,489	(1.0)	2,997	2,999	(0.1)
Worldwide	3,844	3,993	(3.7)	7,224	7,700	(6.2)
TREMFYA
U.S.	1,465	796	84.2	2,507	1,395	79.7
International	581	391	48.7	1,147	747	53.6
Worldwide	2,046	1,186	72.5	3,654	2,142	70.6
SIMPONI / SIMPONI ARIA
U.S.	260	305	(14.6)	529	597	(11.2)
International	358	387	(7.3)	736	753	(2.3)
Worldwide	618	690	(10.5)	1,265	1,349	(6.2)
REMICADE
U.S.	215	283	(24.1)	484	597	(19.0)
U.S. Exports	10	34	(71.0)	28	44	(37.1)
International	112	138	(18.4)	248	281	(11.5)
Worldwide	338	455	(25.8)	760	922	(17.6)
STELARA
U.S.	336	1,078	(68.8)	556	2,059	(73.0)
International	404	575	(29.7)	839	1,219	(31.1)
Worldwide	740	1,653	(55.2)	1,396	3,278	(57.4)
OTHER IMMUNOLOGY
U.S.	85	8	*	123	9	*
International	18	0	*	27	0	*
Worldwide	104	8	*	150	9	*
Neuroscience
U.S.	1,659	1,377	20.5	3,153	2,345	34.5
International	678	674	0.6	1,359	1,353	0.4
Worldwide	2,337	2,051	14.0	4,512	3,698	22.0
SPRAVATO
U.S.	514	366	40.7	920	642	43.4
International	70	50	41.2	131	93	41.8
Worldwide	584	414	40.8	1,052	734	43.2
CAPLYTA(2)
U.S.	361	211	70.9	631	211	*
International	—	—	—	—	—	—
Worldwide	361	211	70.9	631	211	*

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	June 28, 2026	June 29, 2025	Percent Change	June 28, 2026	June 29, 2025	Percent Change
INVEGA SUSTENNA / XEPLION / INVEGA TRINZA / TREVICTA
U.S.	738	732	0.8	1,496	1,357	10.2
International	278	260	6.6	558	537	3.7
Worldwide	1,015	992	2.3	2,053	1,895	8.4
CONCERTA / methylphenidate
U.S.	12	24	(48.6)	34	62	(45.5)
International	133	139	(4.2)	248	249	(0.4)
Worldwide	146	164	(10.8)	282	312	(9.5)
OTHER NEUROSCIENCE
U.S.	34	45	(22.9)	72	73	(1.1)
International	198	226	(12.3)	422	474	(10.9)
Worldwide	232	270	(14.0)	494	547	(9.6)
Pulmonary Hypertension (PH)
U.S.	814	799	1.8	1,645	1,543	6.5
International	329	314	4.9	633	595	6.4
Worldwide	1,143	1,113	2.6	2,278	2,138	6.5
UPTRAVI
U.S.	386	382	1.0	771	747	3.2
International	108	94	15.0	206	180	14.7
Worldwide	494	476	3.8	977	927	5.4
OPSUMIT/OPSYNVI
U.S.	416	403	3.2	849	766	10.9
International	187	180	3.9	359	339	6.1
Worldwide	602	582	3.4	1,208	1,104	9.4
OTHER PULMONARY HYPERTENSION
U.S.	13	16	(16.9)	25	31	(19.0)
International	34	40	(14.3)	68	77	(11.5)
Worldwide	47	55	(15.0)	93	107	(13.6)
Infectious Diseases (ID)
U.S.	300	320	(6.3)	642	635	1.1
International	463	484	(4.1)	1,010	971	4.1
Worldwide	763	803	(5.0)	1,652	1,605	2.9
EDURANT / rilpivirine
U.S.	3	6	(49.6)	10	14	(29.3)
International	347	354	(1.9)	749	704	6.4
Worldwide	350	360	(2.7)	759	718	5.7
PREZISTA / PREZCOBIX / REZOLSTA / SYMTUZA
U.S.	296	312	(5.1)	630	617	2.1
International	76	85	(10.4)	185	183	1.2
Worldwide	372	396	(6.3)	815	799	1.9

Form 10-Q	23

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	June 28, 2026	June 29, 2025	Percent Change	June 28, 2026	June 29, 2025	Percent Change

OTHER INFECTIOUS DISEASES
U.S.	1	2	(47.9)	2	4	(51.6)
International	40	45	(9.6)	76	84	(9.0)
Worldwide	41	47	(11.6)	78	88	(11.1)
Cardiovascular / Metabolism / Other (CVM)
U.S.	765	776	(1.3)	1,499	1,631	(8.1)
International	124	154	(19.4)	266	312	(14.8)
Worldwide	889	930	(4.3)	1,765	1,943	(9.2)
XARELTO
U.S.	664	621	7.1	1,306	1,311	(0.3)
International	—	—	—	—	—	—
Worldwide	664	621	7.1	1,306	1,311	(0.3)
OTHER
U.S.	101	155	(35.0)	192	320	(39.9)
International	124	154	(19.4)	266	312	(14.8)
Worldwide	225	309	(27.2)	458	632	(27.5)
Total PH, ID, CVM
U.S.	1,878	1,895	(0.9)	3,785	3,809	(0.6)
International	916	952	(3.6)	1,909	1,878	1.7
Worldwide	2,795	2,846	(1.8)	5,694	5,686	0.1

TOTAL INNOVATIVE MEDICINE
U.S.	9,979	9,161	8.9	18,850	17,253	9.3
International	6,405	6,041	6.0	12,960	11,822	9.6
Worldwide	16,384	15,202	7.8	31,810	29,075	9.4

MEDTECH
Cardiovascular
U.S.	1,426	1,364	4.5	2,825	2,625	7.6
International	978	948	3.2	1,956	1,790	9.3
Worldwide	2,404	2,313	4.0	4,781	4,416	8.3
ELECTROPHYSIOLOGY
U.S.	783	741	5.8	1,519	1,425	6.6
International	749	728	2.9	1,502	1,366	10.0
Worldwide	1,533	1,468	4.4	3,022	2,791	8.3
ABIOMED
U.S.	342	360	(4.8)	731	699	4.6
International	97	89	9.5	197	170	16.1
Worldwide	440	448	(2.0)	928	868	6.8

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	June 28, 2026	June 29, 2025	Percent Change	June 28, 2026	June 29, 2025	Percent Change
SHOCKWAVE
U.S.	268	233	14.6	510	439	16.1
International	67	58	14.5	130	110	17.7
Worldwide	335	292	14.6	640	550	16.4
OTHER CARDIOVASCULAR
U.S.	33	31	5.5	65	63	3.1
International	65	72	(10.5)	127	144	(11.9)
Worldwide	98	104	(5.7)	192	207	(7.4)
Surgery
U.S.	1,094	1,043	5.0	2,140	2,045	4.7
International	1,559	1,512	3.1	3,024	2,906	4.1
Worldwide	2,653	2,555	3.9	5,164	4,951	4.3
ADVANCED
U.S.	499	477	4.7	976	934	4.5
International	691	687	0.5	1,337	1,303	2.6
Worldwide	1,189	1,164	2.2	2,312	2,237	3.4
GENERAL
U.S.	596	567	5.2	1,165	1,111	4.8
International	868	825	5.3	1,687	1,603	5.2
Worldwide	1,464	1,391	5.2	2,852	2,714	5.1
Vision
U.S.	565	557	1.4	1,144	1,123	1.9
International	887	813	9.1	1,672	1,526	9.6
Worldwide	1,451	1,369	6.0	2,816	2,648	6.3
CONTACT LENSES / OTHER
U.S.	445	429	3.6	913	881	3.7
International	580	536	8.1	1,081	1,003	7.7
Worldwide	1,025	965	6.1	1,994	1,884	5.8
SURGICAL
U.S.	120	128	(6.0)	231	242	(4.5)
International	306	277	10.9	591	523	13.1
Worldwide	426	403	5.6	822	764	7.5
Orthopaedics
U.S.	1,470	1,420	3.5	2,905	2,804	3.6
International	948	885	7.2	1,896	1,742	8.9
Worldwide	2,418	2,305	4.9	4,801	4,546	5.6
HIPS
U.S.	283	271	4.6	560	534	4.9
International	158	150	5.5	317	296	7.2
Worldwide	441	421	4.9	877	830	5.7
KNEES
U.S.	228	226	1.1	467	457	2.2
International	182	164	11.4	363	322	13.0

Form 10-Q	25

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	June 28, 2026	June 29, 2025	Percent Change	June 28, 2026	June 29, 2025	Percent Change
Worldwide	410	389	5.5	830	778	6.7
TRAUMA
U.S.	536	501	6.7	1,068	1,003	6.4
International	291	267	9.2	592	537	10.3
Worldwide	827	768	7.6	1,660	1,540	7.8
SPINE, SPORTS & OTHER
U.S.	423	422	0.2	810	810	0.0
International	317	305	4.0	624	588	6.1
Worldwide	740	727	1.8	1,434	1,398	2.6

TOTAL MEDTECH
U.S.	4,554	4,383	3.9	9,013	8,596	4.8
International	4,372	4,158	5.2	8,549	7,965	7.3
Worldwide	8,926	8,541	4.5	17,562	16,561	6.0

WORLDWIDE
U.S.	14,533	13,544	7.3	27,863	25,849	7.8
International	10,777	10,199	5.7	21,509	19,787	8.7
Worldwide	$25,310	23,743	6.6%	$49,372	45,636	8.2%
*    Percentage greater than 100% or not meaningful
(1) Includes the sales of ZYTIGA which were previously disclosed separately
(2) Acquired with Intra-Cellular Therapies on April 2, 2025
Adjustments to revenue recognized as a result of changes in estimates for the Company's most significant U.S. rebates and discounts liability balances for products shipped in previous years were approximately 3.0% and 2.6% of U.S. Innovative Medicine revenue during the fiscal second quarter of 2026 and 2025, respectively and approximately 3.8% and 3.5% of U.S. Innovative Medicine revenue during the fiscal six months of 2026 and 2025, respectively .
In October 2025, the Company announced its intention to separate its Orthopaedics business. The Company continues to explore multiple paths to effect the planned separation with a targeted completion within 18 to 24 months after the initial announcement.

Segment income before tax

	Fiscal Second Quarter Ended
(Dollars in Millions)	June 28, 2026			June 29, 2025
	Innovative Medicine(1)	MedTech(2)	Total	Innovative Medicine(1)	MedTech(2)	Total
Sales to customers	$16,384	8,926		15,202	8,541
Cost of products sold	4,296	3,737		3,978	3,638
Selling, marketing and administrative	3,130	3,069		2,789	2,862
Research and development expense	2,875	778		2,869	647
Other segment items (3)	(166)	165		14	190
Segment income before tax	$6,249	1,177	7,426	5,552	1,204	6,756
(Income)/Expense not allocated to segments (4)			679			265
Earnings before provision for taxes on income			$6,747			$6,491

	Fiscal Six Months Ended
Sales to customers	$31,810	17,562		29,075	16,561
Cost of products sold	8,686	7,438		7,998	6,964
Selling, marketing and administrative	6,048	5,975		5,050	5,518
Research and development expense	5,688	1,492		5,417	1,324
Other segment items (3)	(178)	241		(152)	130
Segment income before tax	$11,566	2,416	13,982	10,762	2,625	13,387
(Income)/Expense not allocated to segments (4)			1,245			(6,735)
Earnings before provision for taxes on income			$12,737			$20,122
(1) Innovative Medicine includes:
•Intangible amortization expense of $0.8 billion in both the fiscal second quarters of 2026 and 2025.
Intangible amortization expense of $1.5 billion and $1.4 billion in the fiscal six months of 2026 and 2025, respectively.
•Restructuring related charge of $0.2 billion in both the fiscal second quarter and fiscal six months of 2026. Refer to Note 12 for additional details.
•Acquisition and integration related expense of $0.1 billion in both the fiscal second quarter of 2026 and fiscal six months of 2026 and $0.2 billion in both the fiscal second quarter of 2025 and fiscal six months of 2025, primarily related to the Intra-Cellular acquisition.
(2)    MedTech includes:
•Intangible amortization expense of $0.5 billion in both the fiscal second quarters of 2026 and 2025.
Intangible amortization expense of $1.0 billion in both the fiscal six months of 2026 and 2025.
•Orthopaedics Separation related costs of $0.3 billion and $0.4 billion in the fiscal second quarter and fiscal six months of 2026, respectively as compared to $0 in the fiscal second quarter and fiscal six months of 2025.
(3)    Other segment items for each reportable segment include other income and expense (gains and losses on divestitures and sales of assets), restructuring activities and impairment charges related to in-process research and development
(4) Amounts not allocated to segments include interest (income)/expense and general corporate (income)/expense. The fiscal second quarter and fiscal six months of 2026 include charges for talc matters of $0.4 billion and $0.8 billion, respectively. The fiscal six months of 2025 includes approximately $7.0 billion related to the talc reserve reversal.

Form 10-Q	27

	Identifiable Assets
(Dollars in Millions)	June 28, 2026	December 28, 2025
Innovative Medicine	$78,856	78,057
MedTech	86,581	86,482
Total	165,437	164,539
General corporate (1)	35,624	34,671
Worldwide total	$201,061	199,210
(1)General corporate includes cash, cash equivalents, marketable securities and other corporate assets.

	Additions to Property, Plant & Equipment		Depreciation and Amortization
	Fiscal Six Months Ended
(Dollars in Millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Innovative Medicine	$1,161	687	$2,076	1,925
MedTech	1,102	1,071	1,767	1,678
Segments total	2,263	1,758	3,843	3,603
General corporate	107	80	120	112
Worldwide total	$2,370	1,838	$3,963	3,715

Sales by geographic area

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	June 28, 2026	June 29, 2025	Percent Change	June 28, 2026	June 29, 2025	Percent Change
United States	$14,533	13,544	7.3%	$27,863	25,849	7.8%
Europe	5,726	5,387	6.3	11,574	10,497	10.3
Western Hemisphere, excluding U.S.	1,309	1,206	8.5	2,602	2,373	9.6
Asia-Pacific, Africa	3,742	3,606	3.8	7,333	6,917	6.0
Total	$25,310	23,743	6.6%	$49,372	45,636	8.2%

Note 10 — Acquisitions, divestitures and other arrangements
On June 8, 2026, the Company announced it had entered into a definitive agreement to acquire Firefly Bio, Inc., a biotechnology company advancing its proprietary Firelink™ degrader antibody conjugate (DAC) platform, for $1 billion in cash. The closing of the transaction is expected to occur in the fiscal third quarter of 2026, subject to applicable regulatory approvals and other customary closing conditions. The results of operations will be included in the Innovative Medicine segment beginning on the acquisition date.

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

In the fiscal six months of 2026, there were no material business combinations.

2025 Transactions
During the fiscal year 2025, the Company acquired Halda Therapeutics OpCo, Inc. (Halda Therapeutics) and Intra-Cellular Therapies, Inc. (Intra-Cellular) for a total of $17.5 billion, net of cash acquired.

Halda Therapeutics

On December 26, 2025, the Company completed the acquisition of Halda Therapeutics, a clinical-stage biotechnology company with proprietary Regulated Induced Proximity TArgeting Chimera (RIPTACTM) platform to develop oral, targeting therapies for multiple types of solid tumors, including prostate cancer, in an all-cash merger transaction for total consideration transferred of approximately $3.05 billion, net of cash acquired. The acquisition was accounted for as a business combination and the results of operations and goodwill are included in the Innovative Medicine segment as of the acquisition date. Included in the total consideration transferred was $0.2 billion of acquisition-related costs, primarily related to post-closing compensation expense due to the acceleration of equity awards. This expense was recorded in Other (income) expense, net. Acquisition related costs before tax for the fiscal six months of 2026 were not material.

The fair value of the assets acquired is $3.4 billion, which primarily relates to acquired in-process research and development (IPR&D) of $2.8 billion and goodwill of $0.6 billion. The fair value of the liabilities assumed is $0.6 billion, primarily related to deferred taxes. These values are preliminary and based on the best estimate of management, which is subject to change within the measurement period. As of the fiscal six months ended June 28, 2026, there have been no material measurement period adjustments.

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

The Company acquired all the outstanding shares of Intra-Cellular’s common stock for $132.00 per share in an all-cash merger transaction for total consideration transferred of $14.5 billion. The acquisition was accounted for as a business combination and the results of operations and goodwill are included in the Innovative Medicine segment as of the acquisition date. In addition, acquisition-related costs before tax incurred during the fiscal year 2025 were $0.4 billion, of which $0.1 billion related to post-closing compensation expense due to the acceleration of equity awards and were recorded to Other (income) expense, net. Acquisition related costs before tax for the fiscal six months of 2026 were not material.

The fair value of the assets acquired is $17.5 billion, which primarily relates to acquired in-process research and development (IPR&D) of $8.3 billion, an amortizable intangible asset of $5.2 billion, goodwill of $2.9 billion and other current and non-current assets of $1.1 billion. The fair value of the liabilities assumed is $3.0 billion, primarily related to deferred taxes. As of the fiscal six months ended June 28, 2026, there have been no material measurement period adjustments. During the fiscal fourth quarter of 2025, the U.S. FDA approved CAPLYTA as an adjunctive therapy with anti-depressants for the treatment of major depressive disorder in adults. This IPR&D asset was reclassified to a definite lived asset and began amortizing in the fiscal fourth quarter of 2025.

In the fiscal six months of 2026 and 2025, there were no material asset acquisitions or divestitures.

Other arrangements

In the fiscal first quarter of 2026, the Company entered into a co-funding agreement with Royalty Pharma plc. (Royalty Pharma) under which the Company will receive up to a total of $0.5 billion during the fiscal years 2026 and 2027 to support the clinical development of JNJ-4804, a co-antibody therapy in development to treat chronic immune-mediated diseases. As there is a substantive and genuine transfer of risk to Royalty Pharma, the development funding will be recognized as an obligation to perform contractual services. Accordingly, the funding the Company receives will be recognized as a reduction to research & development expense as the Company performs its contractual services. The funding received during the fiscal six months of 2026 was not material.

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
The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. As of June 28, 2026, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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
Matters concerning talc
As of June 28, 2026, there are approximately 76,000 plaintiffs in the United States with direct claims against the Company and its affiliates in pending lawsuits regarding injuries allegedly due to the use of body powders containing talc, primarily JOHNSON’S Baby Powder.

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
As of the second quarter of 2026, the total present value of the reserve for talc related matters is approximately $3.7 billion, comprising executed settlement agreements, litigation defense and other costs. Approximately 40% of the reserve is recorded as a current liability.
As in years prior, both ovarian cancer and mesothelioma trials are being scheduled in various state courts throughout 2026 and beyond. In the ovarian cancer multi-district litigation (MDL) in the United States District Court for the District of New Jersey, the court is addressing the Company's Daubert motions related to general causation, specific causation, and certain asbestos testing methods. In January 2026, the Special Master issued her Report and Recommendation related to general causation, excluding certain opinions by plaintiff experts, but also allowing other opinions to proceed. The Company has filed an appeal of the Report and Recommendation to the district court. In May 2026, the Special Master held evidentiary hearings on the Company's specific causation motion. Thereafter, the plaintiffs withdrew two of their specific causation experts. In June 2026, the Company filed a Motion to Show Cause requiring the plaintiffs to explain why the MDL should not be dismissed after they withdrew those experts. In July 2026, the court granted the Motion to Show Cause and a case management conference related to the motion is scheduled for August 2026. In July 2026, the Special Master issued her Report and Recommendation related to certain asbestos testing methods, granting in part the Company's motion. The Company also faces litigation in Canada.
In February 2018, a securities class action lawsuit was filed against the Company and certain named officers in the United States District Court for the District of New Jersey, alleging that the Company violated the federal securities laws by failing to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S Baby Powder, and that purchasers of the Company’s shares suffered losses as a result. In April 2019, the Company moved to dismiss the complaint. In December 2019, the court denied, in part, the motion to dismiss. In December 2023, the court granted plaintiffs’ motion for class certification. In July 2025, the Third Circuit affirmed the court's order granting class certification. In September 2025, the Company petitioned the Third Circuit for rehearing or rehearing en banc, which was denied in October 2025. In February 2026, the Company filed a writ of certiorari with the United States Supreme Court regarding the Third Circuit’s decision, which the Supreme Court denied in April 2026. Expert discovery is proceeding.
In February 2019, the Company’s talc supplier, Imerys Talc America, Inc., and two of its affiliates, Imerys Talc Vermont, Inc. and Imerys Talc Canada, Inc. (collectively, Imerys), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. In February 2021, Cyprus Mines Corporation (Cyprus), which sold certain talc mines and assets to Imerys, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Delaware Bankruptcy Court. In July 2024, the Company, Imerys, and Cyprus and certain of their affiliates (including their parent entities), and the tort claimants' committees and future claimants' representatives appointed in the Imerys debtors' and Cyprus debtors' respective Chapter 11 cases, entered into a global settlement agreement (the Imerys Settlement Agreement) to resolve the parties' ongoing disputes, including disputes raised in the Imerys and Cyprus bankruptcies regarding (i) the Company's alleged obligations to indemnify Imerys and Cyprus for personal injury claims allegedly caused by exposure to talc contained in the Company's products and (ii) entitlements to proceeds of certain of the Company's insurance policies. In October 2024, the Delaware Bankruptcy Court entered an order approving the Imerys Settlement Agreement (the Settlement Order). Certain insurers have appealed the Settlement Order and sought a stay of the Settlement Order pending appeal, which the Delaware Bankruptcy Court denied in January 2025. In August 2025, the district court denied the insurers' appeal of the Settlement Order. The insurers have appealed that decision to the Third Circuit. Briefing in the Third Circuit appeal is complete and a ruling is pending.
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
Innovative Medicine
INVEGA SUSTENNA
Beginning in January 2018, Janssen Pharmaceutica NV and Janssen Pharmaceuticals, Inc. (collectively, Janssen) filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of INVEGA SUSTENNA before expiration of the Orange Book Listed Patent. The following entities are named defendants: Pharmascience Inc.; Mallinckrodt PLC; SpecGx LLC; Eugia Pharma Specialities Ltd.; Eugia US, LLC; and Aurobindo Pharma USA, Inc. The following U.S. patent is included in one or more cases: 9,439,906. In May 2026, Janssen and Pharmascience Inc., Mallinckrodt PLC (now Keenova Therapeutics plc), and SpecGx LLC entered into a confidential settlement agreement. In June 2026, Janssen entered into a stipulated dismissal with Aurobindo Pharma USA, Inc. and a confidential settlement with Eugia Pharma Specialities Ltd. and Eugia US, LLC.

Beginning in February 2018, Janssen Inc. and Janssen Pharmaceutica NV initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against generic manufacturers who have filed ANDSs seeking approval to market generic versions of INVEGA SUSTENNA before expiration of the listed patent. Pharmascience Inc. is a named defendant. The following Canadian patent is included in one or more cases: 2,655,335. In September 2024, the Supreme Court of Canada granted Pharmascience's motion to appeal the Federal Court's decision that the 2,655,335 Patent is not invalid. In July 2026, the Supreme Court of Canada dismissed Pharmascience's appeal.
ERLEADA

Beginning in January 2025, Aragon Pharmaceuticals, Inc., Janssen Inc. (collectively, Janssen Inc.), and Sloan-Kettering Institute for Cancer Research (SKI) initiated Statements of Claims under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Sandoz Canada Inc. (Sandoz) in response to Sandoz’s filing of ANDSs seeking approval to market 60 mg and 240 mg generic versions of ERLEADA before the expiration of CA Patent Nos. 3,008,345; 2,875,767; 2,885,415; and 3,128,331. Janssen Inc. and SKI are seeking orders enjoining Sandoz from marketing 60 mg and 240 mg generic versions of ERLEADA before the expiration of the relevant patents. Trial is scheduled to begin in August 2026.

Beginning in June 2025, Aragon Pharmaceuticals, Inc., Janssen Biotech, Inc., The Regents of the University of California, and Sloan-Kettering Institute for Cancer Research initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Hetero Labs Limited Unit V and Hetero USA, Inc. who filed an ANDA seeking approval to market a 240 mg generic version of ERLEADA before the expiration of certain Orange Book Listed Patents. The following U.S. patents are included in the case: 8,445,507; 8,802,689; 9,338,159; 9,987,261; 9,481,663; 9,884,054; RE49,353; 10,849,888; 10,702,508; 11,963,952; 12,303,493; and 12,303,497. In May 2026, the parties entered into a confidential settlement agreement, and the case was dismissed.

Beginning in June 2026, Aragon Pharmaceuticals, Inc., Janssen Biotech, Inc., and Sloan-Kettering Institute for Cancer Research initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against MSN Pharmaceuticals Inc., MSN Laboratories Private Limited, and Novadoz Pharmaceuticals, LLC who filed an ANDA seeking approval to market 60 mg and 240 mg generic versions of ERLEADA before the expiration of certain Orange Book Listed Patents. The following U.S. patents are included in the case: 9,481,663; 11,963,952; 12,303,493; and 12,303,497.
SPRAVATO
Beginning in May 2023, Janssen Pharmaceuticals, Inc. and Janssen Pharmaceutica NV filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of SPRAVATO before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Sandoz Inc. and Alkem Laboratories Ltd. The following U.S. patents are included in one or more cases: 10,869,844; 11,173,134; 11,311,500; and 11,446,260. A trial against Sandoz Inc. took place in February 2026. Post-trial briefing is complete, and the parties await a decision from the court.
CAPLYTA
Beginning in March 2024, Intra-Cellular Therapies, Inc. (Intra-Cellular) filed patent infringement lawsuits in the United States District Court for the District of New Jersey against generic manufacturers who have filed ANDAs seeking approval to market generic versions of CAPLYTA before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Aurobindo Pharma Ltd., Aurobindo Pharma USA, Inc., Zydus Pharmaceuticals (USA) Inc., and Zydus Lifesciences Ltd. The following U.S. patents are included in one or more cases: RE 48,825; RE 48,839; 8,648,077; 9,168,258; 9,199,995; 9,616,061; 9,956,227; 10,117,867; 10,464,938; 10,960,009; 11,026,951; 11,753,419; 11,980,617; 12,070,459; 12,090,155; 12,122,792; 12,128,043; 12,409,176; and 12,410,195. In June 2026, Intra-Cellular, Aurobindo Pharma Ltd., and Aurobindo Pharma USA, Inc. entered into a confidential settlement agreement and the case was dismissed. Trial is scheduled to begin in March 2027 against Zydus Pharmaceuticals (USA) Inc. and Zydus Lifesciences Ltd.
CARVYKTI
In January 2026, 2seventy bio, Inc. filed suit in the Unified Patent Court, Local Division of Brussels, against the Company, Janssen Biotech, Inc., Janssen Pharmaceuticals Inc., Janssen-Cilag International NV, Janssen Pharmaceutica NV, Janssen-Cilag NV, Janssen Biologics B.V., Janssen-Cilag B.V., Janssen-Cilag GmbH, Janssen-Cilag, Janssen-Cilag SpA, Janssen-Cilag A/S, Janssen-Cilag Aktiebolag, Janssen-Cilag Farmaceutica Lda., Legend Biotech Corporation, Legend Biotech USA Inc., Legend Biotech Ireland Limited, and Legend Biotech Belgium BV alleging that the manufacture and sale of CARVYKTI infringes EU Patent No. 3 689 383. In the suit, the exclusive licensee, 2seventy bio, Inc., seeks damages and an injunction. In May 2026, The United States of America, including the Department of Health and Human Services, Office of Technology Transfer, as the patent owner, intervened in the action. An oral hearing is scheduled for March 2027.

DARZALEX

In February 2026, BIOCAD filed an unfair competition action against Genmab and Johnson & Johnson LLC in the Arbitrazh Court of Moscow Region seeking: (1) a declaration of entitlement to use the inventions claimed in Genmab’s EA Patent No. 015584 in the manufacture/marketing of their drug “Daratumia” (INN daratumumab) starting from March 24, 2026, on the basis that patent EA 015584 expires March 23, 2026; (2) a declaration that Genmab’s and Johnson & Johnson LLC’s actions in obtaining PTE extending Genmab’s EA Patent No. 037929 and sending warning letters to BIOCAD asserting infringement risks after March 24, 2026 constitute unfair competition under Article 14.8 of Law on Protection of Competition (EA 037929 has PTE until March 23, 2031); and (3) an order restraining Genmab and Johnson & Johnson LLC from creating obstacles to BIOCAD’s introduction of “Daratumia” into civil circulation starting from March 24, 2026.
SIMPONI
In March 2026, Janssen Biotech, Inc. and Janssen Sciences Ireland Unlimited Company (collectively, Janssen) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Accord BioPharma, Inc. (Accord) and Bio-Thera Solutions, Ltd. in response to Accord’s filing of an aBLA seeking approval to market biosimilar versions of SIMPONI and SIMPONI ARIA and providing notice of commercial marketing pursuant to 42 U.S.C. § 262(l)(8)(A) for those biosimilar products. The following U.S. patents are currently included in that case: 8,017,325; 8,586,356; 8,852,889; 8,956,830; 9,170,249; 9,217,168; 9,475,858; 9,487,810; 9,663,810; 9,890,410; 12,129,292; 12,139,735; and 12,180,271. The following U.S. patents were dismissed without prejudice: 11,014,982; 11,041,020; 12,122,824; and 12,291,566. Janssen is seeking an order enjoining defendants from marketing their biosimilar versions of SIMPONI and SIMPONI ARIA before the expiration of the asserted patents. In May 2026, Janssen filed a motion for preliminary injunction. The court scheduled a hearing on the motion for September 2026.

In March 2026, Accord BioPharma, Inc., Intas Pharmaceuticals Ltd., and Bio-Thera Solutions, Ltd. submitted four petitions requesting inter partes review (IPR) of U.S. patent nos. 11,014,982; 11,041,020; 12,122,824; and 12,291,566. Janssen Biotech, Inc., as the Patent Owner, has requested that the USPTO deny institution of the IPRs.

In June 2026, Janssen Biotech, Inc. and Janssen Sciences Ireland Unlimited Company (collectively, Janssen) filed a patent infringement lawsuit in the United States District Court for the Eastern District of Virginia against Alvotech hf. and Alvotech USA Inc. (Alvotech USA) in response to Alvotech USA’s filing of aBLAs seeking approval to market biosimilar versions of SIMPONI and SIMPONI ARIA and providing notice of commercial marketing pursuant to 42 U.S.C. § 262(l)(8)(A) for those biosimilar products. The following U.S. patents are included in the case: 8,017,325; 8,852,889; 8,956,830; 9,170,249; 9,217,168; 9,475,858; 9,487,810; 9,663,810; 9,890,410; 10,421,986; 11,225,516; 12,139,735; 12,534,524; and 12,595,454. Janssen is seeking an order enjoining defendants from marketing their biosimilar versions of SIMPONI and SIMPONI ARIA before the expiration of the asserted patents.
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

In November 2017, Maquet Cardiovascular LLC filed suit against Abiomed, Inc., Abiomed R&D, Inc., and Abiomed Europe GmbH in the United States District Court for the District of Massachusetts alleging that certain Impella products infringe Maquet patents. U.S. Patent No. 10,238,783 remains in the suit, and trial was held in May 2026. The jury returned a verdict in Abiomed's favor. Post-trial briefing is ongoing.

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
MedTech
In June 2026, three Relators filed an Amended False Claims Act Complaint in the United States District Court for the Southern District of Florida alleging the Company and DePuy Synthes, along with Tenet Healthcare Corporation, Delray Medical Center, and West Boca Medical Center caused the submission of false claims to federal and Florida healthcare programs. The Relators are sales representatives for competitor companies, and the complaint was served following a decision by the Department of Justice to decline intervening in the case. The Company and DePuy Synthes disagree with and are defending themselves against these claims.

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

In March 2017, Janssen Biotech, Inc. (JBI) received a Civil Investigative Demand from the United States Department of Justice (DOJ) regarding a False Claims Act investigation concerning management and advisory services provided to rheumatology and gastroenterology practices that purchased REMICADE or SIMPONI ARIA. In August 2019, the DOJ notified JBI that it was closing the investigation. Subsequently, the United States District Court for the District of Massachusetts unsealed a qui tam False Claims Act complaint, which was served on the Company. The DOJ had declined to intervene in the qui tam lawsuit in August 2019. The Company filed a motion to dismiss, which was granted in part and denied in part. The court heard argument on the parties’ summary judgment motions in May 2026, but has not yet issued a decision. The court has scheduled a trial date in November 2026.
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

In October 2017, certain United States service members and their families brought a complaint against a number of pharmaceutical and medical devices companies, including the Company and certain of its subsidiaries in the United States District Court for the District of Columbia, alleging that the defendants violated the United States Anti-Terrorism Act. The complaint alleges that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health. In July 2020, the district court dismissed the complaint. In January 2022, the
United States Court of Appeals for the District of Columbia Circuit reversed the district court’s decision. In June 2024, the Supreme Court vacated the D.C. Circuit's decision and remanded the case to the D.C. Circuit for reconsideration. In January 2026, the D.C. Circuit affirmed its reversal of the district court's dismissal of the complaint. In April 2026, the D.C. Circuit denied the defendants' rehearing petition.

In February 2024, a putative class action was filed against the Company and the Pension & Benefits Committee of Johnson & Johnson in the United States District Court for the District of New Jersey. The complaint alleges that defendants breached fiduciary duties under the Employee Retirement Income Security Act (ERISA) by allegedly mismanaging the Company’s prescription-drug benefits program. The complaint seeks damages and other relief. In March 2025, plaintiffs filed a second amended complaint. In November 2025, the court granted defendants' motion to dismiss plaintiffs' fiduciary duty claims. Plaintiffs voluntarily withdrew their remaining claim, and the court entered final judgment in defendants' favor in January 2026. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit.

MedTech
In October 2020, Fortis Advisors LLC, as representative of the former stockholders of Auris Health Inc. (Auris), filed a complaint against the Company alleging breach of contract, fraud, and other causes of action in connection with Ethicon’s acquisition of Auris in 2019. In January 2026, the Company paid a $0.8 billion judgment, inclusive of interest.

In October 2019, Innovative Health, LLC filed a complaint against Biosense Webster, Inc. (BWI) in the United States District Court for the Central District of California. The complaint alleges that certain of BWI's business practices and contractual terms violate the antitrust laws of the United States and the State of California by restricting competition in the sale of High Density Mapping Catheters and Ultrasound Catheters. In May 2025, a jury returned its verdict in favor of Innovative Health. In August 2025, the court issued a permanent injunction concerning BWI's business practices. BWI appealed both the jury verdict and the permanent injunction. In June 2026, briefing of the appeal was completed.

Innovative Medicine

In October 2018, two separate putative class actions were filed against Actelion Pharmaceuticals Ltd., Actelion Pharmaceuticals US, Inc. and Actelion Clinical Research, Inc. (collectively, Actelion) in the United States District Court for the District of Maryland and the United States District Court for the District of Columbia. The complaints allege that Actelion violated state and federal antitrust and unfair competition laws by allegedly refusing to supply generic pharmaceutical manufacturers with samples of TRACLEER. TRACLEER is subject to a Risk Evaluation and Mitigation Strategy required by the U.S. Food and Drug Administration, which imposes restrictions on distribution of the product. In January 2019, the plaintiffs dismissed the District of Columbia case and filed a consolidated complaint in the United States District Court for the District of Maryland. In September 2024, the district court granted plaintiffs' motion for class certification. In February 2026, the parties agreed to settle the matter. In July 2026, the court granted final approval of the settlement.

In December 2023, a putative class action lawsuit was filed against the Company and Janssen Biotech Inc. (collectively, Janssen) in the United States District Court for the Eastern District of Virginia. The complaint alleges that Janssen violated federal and state antitrust laws and other state laws by delaying biosimilar competition with STELARA through Janssen's enforcement of patent rights covering STELARA. The complaint seeks damages and other relief. In August 2024, the court granted in part and denied in part Janssen's motion to dismiss plaintiffs' amended complaint. In December 2025, the court granted plaintiffs' motion for class certification. In January 2026, the court granted summary judgment for Janssen on plaintiffs' claim regarding patents obtained through the acquisition of Momenta Pharmaceuticals, Inc. in 2020. In March 2026, plaintiffs appealed to the United States Court of Appeals for the Fourth Circuit.

In December 2018, Janssen Biotech, Inc., Janssen Oncology, Inc., Janssen Research & Development, LLC, and the Company (collectively, Janssen) were served with a qui tam complaint on behalf of the United States, certain states, and the District of Columbia. The complaint alleges that Janssen violated the federal False Claims Act and state law when providing pricing information for ZYTIGA to the government in connection with direct sales and reimbursement programs. At this time, the federal and state governments have declined to intervene. In December 2021, the United States District Court for the District of New Jersey denied Janssen's motion to dismiss. Daubert proceedings are ongoing.

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

Note 12 — Restructuring
In the fiscal second quarter of 2026, the Company initiated a supply chain restructuring program primarily in the Innovative Medicine segment to exit certain manufacturing locations as part of its optimization efforts to streamline operations. The program is expected to be substantially complete by the end of 2029 with estimated costs between $650 million and $750 million, and include site and supplier exit costs, decommissioning and asset impairments costs. Restructuring expenses of $200 million, primarily related to asset impairments, were recorded in the fiscal second quarter of 2026.
In fiscal 2025, the Company initiated a restructuring program of its Surgery franchise within the MedTech segment to simplify and focus operations by exiting certain non-strategic product lines and optimize select sites across the network. The pre-tax restructuring expense in the fiscal second quarter of 2026 primarily included costs related to product exits. Total project costs of approximately $0.3 billion have been recorded since the restructuring was announced. The estimated costs of the total program are between $0.6 billion - $0.7 billion and is expected to be substantially completed by the end of fiscal year 2026.
In fiscal 2023, the Company initiated a restructuring program of its Orthopaedics franchise within its MedTech segment to streamline operations by exiting certain markets, product lines and distribution network arrangements. The pre-tax restructuring expense in the fiscal second quarter of 2026 primarily included costs related to market and product exits. The pre-tax restructuring expense in the fiscal second quarter of 2025 primarily included costs related to market and product exits. Total project costs of approximately $0.8 billion have been recorded since the restructuring was announced. This program will be completed as of the fourth quarter of 2026 at a total cost of approximately $1.0 billion.
The following table summarizes the restructuring expenses for 2026 and 2025:

(Pre-tax Dollars in Millions)	Q2 2026	Q2 2025	Q2 YTD 2026	Q2 YTD 2025
Innovative Medicine supply chain(1)	$200	—	200	—
MedTech Segment Surgery franchise(2)	59	29	114	29
MedTech Segment Orthopaedics franchise(3)	17	50	24	105
Total Programs	$276	79	338	134
(1)Included $18 million in Cost of products sold and $182 million in Other (Income)/Expense on the Consolidated Statement of Earnings in the fiscal second quarter and fiscal six months of 2026.
(2)Included $31 million in Restructuring, $4 million in Cost of products sold and $24 million in Other (Income)/Expense on the Consolidated Statement of Earnings in the fiscal second quarter of 2026. Included $61 million in Restructuring, $24 million in Cost of products sold and $29 million in Other (Income)/Expense on the Consolidated Statement of Earnings in the fiscal six months of 2026. Included $29 million in Restructuring on the Consolidated Statement of Earnings in the fiscal second quarter and fiscal six months of 2025.
(3)Included $3 million in Restructuring, $13 million in Cost of products sold and $1 million in Other (Income)/Expense on the Consolidated Statement of Earnings in the fiscal second quarter of 2026. Included $5 million in Restructuring, $18 million in Cost of products sold and $1 million in Other (Income)/Expense on the Consolidated Statement of Earnings in the fiscal six months of 2026. Included $35 million in Restructuring and $15 million in Cost of products sold on the Consolidated Statement of Earnings in the fiscal second quarter of 2025. Included $52 million in Restructuring, $23 million in Cost of products sold and $30 million in Other (Income)/Expense on the Consolidated Statement of Earnings in the fiscal six months of 2025.
Restructuring reserves as of June 28, 2026 and December 28, 2025 were insignificant.

Item 2 — Management’s discussion and analysis of financial condition and results of operations
Results of operations
Sales to customers
Analysis of consolidated sales
For the fiscal six months of 2026, worldwide sales were $49.4 billion, a total increase of 8.2%, including an operational* increase of 6.0% as compared to 2025 fiscal six months sales of $45.6 billion. Currency fluctuations had a positive impact of 2.2% for the fiscal six months of 2026. In the fiscal six months of 2026, acquisitions and divestitures had net positive impact of 0.5%, on worldwide operational sales growth, primarily related to CAPLYTA. In the fiscal six months of 2026, the negative impact of the STELARA sales decline, due to biosimilar competition, on worldwide operational sales was approximately 5.0%.
Sales by U.S. companies were $27.9 billion in the fiscal six months of 2026, which represented an increase of 7.8% as compared to the prior year. In the fiscal six months of 2026, acquisitions and divestitures had net positive impact of 0.9% on U.S. operational sales growth, primarily related to CAPLYTA. In the fiscal six months of 2026, the negative impact of the STELARA sales decline, due to biosimilar competition on U.S. operational sales was approximately 7.0%. Sales by international companies were $21.5 billion, which represented an increase of 8.7%, including an operational increase of 3.6%, and a positive currency impact of 5.1% as compared to the fiscal six months sales of 2025. In the fiscal six months of 2026, the net impact of acquisitions and divestitures on international operational sales growth was a negative 0.1%. In the fiscal six months of 2026, the negative impact of the STELARA sales decline, due to biosimilar competition, on international operational sales was approximately 2.5%.
In the fiscal six months of 2026, sales by companies in Europe achieved growth of 10.3%, which included an operational increase of 3.0% and a positive currency impact of 7.3%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 9.6%, which included an operational increase of 2.6% and a positive currency impact of 7.0%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 6.0%, including operational growth of 4.9% and a positive currency impact of 1.1%.
Fiscal six months 2026
sales by geographic region (in billions)
Fiscal six months 2026
sales by segment (in billions)
Note: values may have been rounded
*operational excludes the effect of translational currency

Form 10-Q	31

For the fiscal second quarter of 2026, worldwide sales were $25.3 billion, a total increase of 6.6%, which included operational growth of 5.6% and a positive currency impact of 1.0% as compared to 2025 fiscal second quarter sales of $23.7 billion. In the fiscal second quarter of 2026, the net impact of acquisitions and divestitures on worldwide operational sales growth was a negative 0.1%. In the fiscal second quarter of 2026, the negative impact of the STELARA sales decline, due to biosimilar competition, on worldwide operational sales was approximately 4.6%.
Sales by U.S. companies were $14.5 billion in the fiscal second quarter of 2026, which represented an increase of 7.3% as compared to the prior year. In the fiscal second quarter of 2026, the net impact of acquisitions and divestitures on U.S. operational sales growth was a negative 0.1%. In the fiscal second quarter of 2026, the negative impact of the STELARA sales decline, due to biosimilar competition on U.S. operational sales was approximately 6.6%. Sales by international companies were $10.8 billion, a total increase of 5.7%, which included operational growth of 3.4% and a positive currency impact of 2.3%. In the fiscal second quarter of 2026, the net impact of acquisitions and divestitures on international operational sales growth was a negative 0.1%. In the fiscal second quarter of 2026, the negative impact of the STELARA sales decline, due to biosimilar competition, on international operational sales was approximately 2.1%.
In the fiscal second quarter of 2026, sales by companies in Europe achieved growth of 6.3%, which included operational growth of 3.3% and a positive currency impact of 3.0%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 8.5%, which included operational growth of 2.7% and a positive currency impact of 5.8%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 3.8%, which included operational growth of 3.9% and a negative currency impact of 0.1%.
Q2 2026
Sales by Geographic Region (in billions)
Q2 2026
Sales by Segment (in billions)
Note: values may have been rounded

Analysis of sales by business segments
Innovative Medicine
Innovative Medicine segment sales in the fiscal six months of 2026 were $31.8 billion, an increase of 9.4% as compared to the same period a year ago, with an operational increase of 7.1% and a positive currency impact of 2.3%. U.S. Innovative Medicine sales increased 9.3% as compared to the same period a year ago. International Innovative Medicine sales increased by 9.6%, including an operational increase of 3.9% and a positive currency impact of 5.7%. In the fiscal six months of 2026, the net impact of acquisitions and divestitures on the Innovative Medicine segment operational sales growth was a positive 0.9%, primarily related to CAPLYTA. In the fiscal six months of 2026, the negative impact of the STELARA sales decline, due to biosimilar competition, was an approximate 8.4%, 11.1% and 4.5% on worldwide, U.S. and international Innovative Medicine segment operational sales, respectively.
Major Innovative Medicine therapeutic area sales — Fiscal Six Months Ended

(Dollars in Millions)	June 28, 2026	June 29, 2025	Total Change	Operations Change	Currency Change
Oncology	$14,379	$11,990	19.9%	16.9%	3.0%
DARZALEX	8,171	6,776	20.6	17.7	2.9
CARVYKTI	1,254	808	55.1	52.1	3.0
TECVAYLI	462	317	45.5	43.7	1.8
TALVEY	326	192	69.3	67.2	2.1
RYBREVANT/ LAZCLUZE	546	320	70.4	69.9	0.5
ERLEADA	1,944	1,679	15.8	11.6	4.2
IMBRUVICA	1,259	1,444	(12.9)	(17.1)	4.2
Other Oncology(1)	418	452	(7.4)	(8.0)	0.6
Immunology	7,224	7,700	(6.2)	(8.1)	1.9
TREMFYA	3,654	2,142	70.6	67.8	2.8
SIMPONI/ SIMPONI ARIA	1,265	1,349	(6.2)	(8.8)	2.6
REMICADE	760	922	(17.6)	(18.7)	1.1
STELARA	1,396	3,278	(57.4)	(58.7)	1.3
Other Immunology	150	9	*	*	*
Neuroscience	4,512	3,698	22.0	20.5	1.5
SPRAVATO	1,052	734	43.2	42.0	1.2
CAPLYTA(2)	631	211	*	*	—
INVEGA SUSTENNA/ XEPLION/ INVEGA TRINZA/ TREVICTA	2,053	1,895	8.4	7.3	1.1
CONCERTA/methylphenidate	282	312	(9.5)	(11.5)	2.0
Other Neuroscience	494	547	(9.6)	(13.2)	3.6
Pulmonary Hypertension	2,278	2,138	6.5	5.4	1.1
UPTRAVI	977	927	5.4	4.0	1.4
OPSUMIT/ OPSYNVI	1,208	1,104	9.4	8.4	1.0
Other Pulmonary Hypertension	93	107	(13.6)	(14.2)	0.6
Infectious Diseases	1,652	1,605	2.9	(1.1)	4.0
EDURANT/rilpivirine	759	718	5.7	(0.9)	6.6
PREZISTA/ PREZCOBIX/ REZOLSTA/ SYMTUZA	815	799	1.9	0.4	1.5
Other Infectious Diseases	78	88	(11.1)	(15.5)	4.4
Cardiovascular / Metabolism / Other	1,765	1,943	(9.2)	(9.9)	0.7
XARELTO	1,306	1,311	(0.3)	(0.3)	—
Other	458	632	(27.5)	(29.8)	2.3
Total Innovative Medicine Sales	$31,810	$29,075	9.4%	7.1%	2.3%

Form 10-Q	33

Innovative Medicine segment sales in the fiscal second quarter of 2026 were $16.4 billion, an increase of 7.8% as compared to the same period a year ago, including an operational increase of 6.8% and a positive currency impact of 1.0%. U.S. Innovative Medicine sales increased 8.9% as compared to the same period a year ago. International Innovative Medicine sales increased by 6.0%, including an operational increase of 3.6% and a positive currency impact of 2.4%. In the fiscal second quarter of 2026, the impact of divestitures on the worldwide Innovative Medicine segment operational sales growth was a negative 0.1%. In the fiscal second quarter of 2026, the negative impact of the STELARA sales decline, due to biosimilar competition, was an approximate 7.6%, 10.4% and 3.6% on worldwide, U.S. and international Innovative Medicine segment operational sales, respectively.
Major Innovative Medicine therapeutic area sales — Fiscal Second Quarter Ended

(Dollars in Millions)	June 28, 2026	June 29, 2025	Total Change	Operations Change	Currency Change
Oncology	$7,406	$6,312	17.3%	16.1%	1.2%
DARZALEX	4,207	3,539	18.9	17.6	1.3
CARVYKTI	657	439	49.4	47.7	1.7
TECVAYLI	260	166	56.5	56.1	0.4
TALVEY	174	106	63.3	62.6	0.7
RYBREVANT/ LAZCLUZE	289	179	60.8	61.6	(0.8)
ERLEADA	995	908	9.5	7.6	1.9
IMBRUVICA	599	735	(18.6)	(20.2)	1.6
Other Oncology(1)	226	238	(4.6)	(3.9)	(0.7)
Immunology	3,844	3,993	(3.7)	(4.6)	0.9
TREMFYA	2,046	1,186	72.5	71.0	1.5
SIMPONI/ SIMPONI ARIA	618	690	(10.5)	(11.7)	1.2
REMICADE	338	455	(25.8)	(26.4)	0.6
STELARA	740	1,653	(55.2)	(55.7)	0.5
Other Immunology	104	8	*	*	*
Neuroscience	2,337	2,051	14.0	13.4	0.6
SPRAVATO	584	414	40.8	40.0	0.8
CAPLYTA	361	211	70.9	70.9	—
INVEGA SUSTENNA/ XEPLION/ INVEGA TRINZA/ TREVICTA	1,015	992	2.3	1.9	0.4
CONCERTA/ methylphenidate	146	164	(10.8)	(11.3)	0.5
Other Neuroscience	232	270	(14.0)	(15.2)	1.2
Pulmonary Hypertension	1,143	1,113	2.6	2.2	0.4
UPTRAVI	494	476	3.8	2.8	1.0
OPSUMIT/ OPSYNVI	602	582	3.4	3.3	0.1
Other Pulmonary Hypertension	47	55	(15.0)	(13.9)	(1.1)
Infectious Diseases	763	803	(5.0)	(6.3)	1.3
EDURANT/rilpivirine	350	360	(2.7)	(4.6)	1.9
PREZISTA/ PREZCOBIX/ REZOLSTA/ SYMTUZA	372	396	(6.3)	(6.8)	0.5
Other Infectious Diseases	41	47	(11.6)	(14.6)	3.0
Cardiovascular / Metabolism / Other	889	930	(4.3)	(4.7)	0.4
XARELTO	664	621	7.1	7.1	—
Other	225	309	(27.2)	(28.3)	1.1
Total Innovative Medicine Sales	$16,384	$15,202	7.8%	6.8%	1.0%
*percentage greater than 100% or not meaningful
(1) Includes sales of ZYTIGA which were previously disclosed separately
(2) Acquired with Intra-Cellular Therapies on April 2, 2025

Oncology products achieved operational sales growth of 16.1% as compared to the same period a year ago. Contributors to the growth were: DARZALEX (daratumumab) driven by strong share gains and market growth, CARVYKTI (ciltacabtagene autoleucel) driven by continued share gains and site expansion, TECVAYLI (teclistamab-cqyv) driven by launch uptake and share gains from the U.S. TECVAYLI + DARZALEX FASPRO approval and expansion in the community setting, TALVEY (talquetamab-tgvs) driven by share gains from expansion in the community setting, RYBREVANT (amivantamab)/LAZCLUZE (lazertinib) driven by launch uptake and share gains and ERLEADA (apalutamide) due to continued share gains and market growth partially offset by unfavorable patient mix and inventory dynamics. Growth was partially offset by a decline in IMBRUVICA (ibrutinib) sales due to share loss from competitive pressures and unfavorable patient mix.
Immunology products experienced an operational decline of 4.6% as compared to the same period a year ago due to the sales decline of STELARA (ustekinumab) driven by the impact of biosimilar competition, increasing adoption of novel classes and unfavorable patient mix as well as declines of SIMPONI/SIMPONI ARIA (golimumab) and REMICADE (infliximab) driven by share loss, biosimilar competition, and unfavorable patient mix partially offset by market growth. The decline was partially offset by growth of TREMFYA (guselkumab) due to share gains across all indications with significant IBD launch momentum and market growth as well as growth in Other Immunology driven by sales of IMAAVY (nipocalimab) and ICOTYDE (icotrokinra) in the U.S.
The Company expects STELARA biosimilars to continue to negatively impact the Company’s sales of STELARA. Biosimilars for SIMPONI have entered the European market in the second quarter of 2026, with a potential U.S. entrant later in 2026. This will likely result in a reduction in future sales.
Neuroscience products achieved operational growth of 13.4% as compared to the same period a year ago. The sales growth of SPRAVATO (esketamine) was driven by continued increased physician and patient demand. Growth of CAPLYTA (lumateperone) was driven by strong continued momentum in the adjunctive treatment of Major Depressive Disorder (aMDD) launch. Growth of INVEGA SUSTENNA / XEPLION / INVEGA TRINZA / TREVICTA was primarily driven by favorable patient mix partially offset by share loss and inventory dynamics.
Pulmonary Hypertension products achieved operational sales growth of 2.2% as compared to the same period a year ago. The sales growth of UPTRAVI (selexipag) was driven by market and share growth partially offset by unfavorable patient mix. The sales growth of OPSUMIT (macitentan)/OPSYNVI (macitentan/tadalafil) was driven by share gains and market growth partially offset by the U.S. inventory burn related to expected generic competition. Generic competition for OPSUMIT entered the U.S. market late in the second quarter of 2026, which will likely result in a reduction in future sales.
Infectious disease products experienced an operational sales decline of 6.3% as compared to the same period a year ago. The sales decrease of PREZISTA/ PREZCOBIX/ REZOLSTA/ SYMTUZA was driven by declines in share and market partially offset by favorable patient mix.
Cardiovascular / Metabolism / Other products experienced an operational sales decline of 4.7% as compared to the same period a year ago. The sales decline was partially offset by an increase in XARELTO (rivaroxaban) sales primarily driven by favorable patient mix partially offset by continued share erosion.
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

Form 10-Q	35

MedTech
The MedTech segment sales in the fiscal six months of 2026 were $17.6 billion, an increase of 6.0% as compared to the same period a year ago, with an operational increase of 4.1% and a positive currency impact of 1.9%. U.S. MedTech sales increased by 4.8%. International MedTech sales increased by 7.3%, including an operational increase of 3.2% and a positive currency impact of 4.1%. In the fiscal six months of 2026, the net impact of acquisitions and divestitures on the MedTech segment operational sales growth was a negative 0.1%.
Major MedTech franchise sales — Fiscal Six Months Ended

(Dollars in Millions)	June 28, 2026	June 29, 2025	Total Change	Operations Change	Currency Change
Cardiovascular	$4,781	$4,416	8.3%	6.6%	1.7%
Electrophysiology	3,022	2,791	8.3	6.2	2.1
Abiomed	928	868	6.8	5.9	0.9
Shockwave	640	550	16.4	16.3	0.1
Other Cardiovascular	192	207	(7.4)	(9.7)	2.3
Surgery	5,164	4,951	4.3	1.8	2.5
Advanced	2,312	2,237	3.4	1.0	2.4
General	2,852	2,714	5.1	2.4	2.7
Vision	2,816	2,648	6.3	4.6	1.7
Contact Lenses/Other	1,994	1,884	5.8	4.4	1.4
Surgical	822	764	7.5	5.3	2.2
Orthopaedics	4,801	4,546	5.6	3.7	1.9
Hips	877	830	5.7	3.8	1.9
Knees	830	778	6.7	4.8	1.9
Trauma	1,660	1,540	7.8	6.0	1.8
Spine, Sports & Other	1,434	1,398	2.6	0.6	2.0
Total MedTech Sales	$17,562	$16,561	6.0%	4.1%	1.9%

MedTech segment sales in the fiscal second quarter of 2026 were $8.9 billion, an increase of 4.5% as compared to the same period a year ago, which included operational growth of 3.6% and a positive currency impact of 0.9%. U.S. MedTech sales increased by 3.9%. International MedTech sales increased by 5.2%, including operational growth of 3.2% and a positive currency impact of 2.0%. In the fiscal second quarter of 2026, the net impact of acquisitions and divestitures on the MedTech segment operational sales growth was a negative 0.1%.
Major MedTech franchise sales — Fiscal Second Quarter Ended

(Dollars in Millions)	June 28, 2026	June 29, 2025	Total Change	Operations Change	Currency Change
Cardiovascular	$2,404	$2,313	4.0%	3.1%	0.9%
Electrophysiology	1,533	1,468	4.4	3.1	1.3
Abiomed	440	448	(2.0)	(2.0)	0.0
Shockwave	335	292	14.6	14.7	(0.1)
Other Cardiovascular	98	104	(5.7)	(7.5)	1.8
Surgery	2,653	2,555	3.9	2.3	1.6
Advanced	1,189	1,164	2.2	0.8	1.4
General	1,464	1,391	5.2	3.6	1.6
Vision	1,451	1,369	6.0	5.6	0.4
Contact Lenses/Other	1,025	965	6.1	6.0	0.1
Surgical	426	403	5.6	4.7	0.9
Orthopaedics	2,418	2,305	4.9	4.2	0.7
Hips	441	421	4.9	4.0	0.9
Knees	410	389	5.5	5.0	0.5
Trauma	827	768	7.6	6.9	0.7
Spine, Sports & Other	740	727	1.8	0.9	0.9
Total MedTech Sales	$8,926	$8,541	4.5%	3.6%	0.9%
The Cardiovascular franchise achieved operational sales growth of 3.1% as compared to the prior year fiscal second quarter. Electrophysiology sales growth was driven by procedure growth, commercial execution and new product performance (VARIPULSE, TRUPULSE, NUVISION and CRYSTAL) partially offset by competitive pressures in Pulsed Field Ablation catheters and China inventory dynamics. Abiomed sales decline was driven by lower U.S. procedure volumes partially offset by continued growth outside the U.S. including sustained adoption of Impella 5.5. Shockwave sales growth was driven by strong adoption of Coronary and Peripheral portfolios and new product launches.
The Surgery franchise achieved operational sales growth of 2.3% as compared to the prior year fiscal second quarter. The operational growth in Advanced Surgery was primarily due to the strength of the portfolio and commercial execution in Biosurgery and new product launches in Energy. This was partially offset by China volume-based procurement across all platforms, the impact of the surgery transformation program in Biosurgery and Energy and competitive pressures in Endocutters. The operational growth in General Surgery was primarily driven by technology penetration and upgrades within the differentiated Wound Closure portfolio coupled with market expansion partially offset by China volume-based procurement.
The Vision franchise achieved operational sales growth of 5.6% as compared to the prior year fiscal second quarter. The Contact Lenses/Other operational growth was driven by strong performance in the ACUVUE OASYS 1-Day family of products including recent launches and strategic price actions partially offset by inventory dynamics. The Surgical operational growth was primarily driven by the strength of recent product innovations, robust demand and strong commercial execution partially offset by competitive pressures in the U.S.
The Orthopaedics franchise achieved operational sales growth of 4.2% as compared to the prior year fiscal second quarter. The operational growth in Hips was due to new product launches. The operational growth in Knees was driven by the strength of the ATTUNE portfolio driven in part by pull through related to the VELYS Robotic assisted solutions. The operational growth in Trauma was primarily driven by recently launched products. The operational growth in Spine, Sports & Other was driven by new product innovations as well as growth in shoulders partially offset by competitive pressures and inventory dynamics.
In October 2025, the Company announced its intention to separate its Orthopaedics business. The Company continues to explore multiple paths to effect the planned separation with a targeted completion within 18 to 24 months after the initial announcement.

Form 10-Q	37

Analysis of consolidated earnings before provision for taxes on income
Consolidated earnings before provision for taxes on income for the fiscal six months of 2026 was $12.7 billion representing 25.8% of sales as compared to $20.1 billion in the fiscal six months of 2025, representing 44.1% of sales. Consolidated earnings before provision for taxes on income for the fiscal second quarter of 2026 was $6.7 billion representing 26.7% of sales as compared to $6.5 billion in the fiscal second quarter of 2025, representing 27.3% of sales. The fiscal six months of 2025 includes approximately $7.0 billion related to the talc reserve reversal.
Cost of products sold
(Dollars in billions. Percentages in chart are as a percent to total sales)
Fiscal six months Q2 2026 versus Fiscal six months Q2 2025
Cost of products sold decreased slightly as a percent to sales driven by:
•Operational drivers and favorable currency in the Innovative Medicine and MedTech businesses partially offset by
•Unfavorable product mix primarily driven by the decline of STELARA sales in the Innovative Medicine business
•Impact of tariffs in the MedTech business
The intangible asset amortization expense included in cost of products sold for the fiscal six months of 2026 and 2025 was $2.5 billion and $2.4 billion, respectively.

Q2 2026 versus Q2 2025
Cost of products sold decreased as a percent to sales primarily driven by:
•Operational drivers and favorable currency in the Innovative Medicine and MedTech businesses partially offset by
•Unfavorable product mix primarily driven by the decline of STELARA sales in the Innovative Medicine business
•Impact of tariffs in the MedTech business
The intangible asset amortization expense included in cost of products sold for the fiscal second quarters of 2026 and 2025 was $1.2 billion and $1.3 billion, respectively.

Selling, marketing and administrative expenses
(Dollars in billions. Percentages in chart are as a percent to total sales)
Fiscal six months Q2 2026 versus Fiscal six months Q2 2025
Selling, Marketing and Administrative Expenses increased as a percent to sales primarily driven by:
•Commercial investments in the Innovative Medicine and MedTech businesses
Q2 2026 versus Q2 2025
Selling, Marketing and Administrative Expenses increased as a percent to sales primarily driven by:
•Commercial investments in the Innovative Medicine and MedTech businesses
Research and development expense
Research and development expense by segment of business was as follows:

	Fiscal Second Quarter Ended				Fiscal Six Months Ended
	2026		2025		2026		2025
(Dollars in Millions)	Amount	% of Sales*	Amount	% of Sales*	Amount	% of Sales*	Amount	% of Sales*
Innovative Medicine	$2,875	17.5%	$2,869	18.9%	$5,688	17.9%	$5,417	18.6%
MedTech	778	8.7	647	7.6	1,492	8.5	1,324	8.0
Total research and development expense	$3,653	14.4%	$3,516	14.8%	$7,180	14.5%	$6,741	14.8%
Percent increase over the prior year	3.9%				6.5%
*As a percent to segment sales
Fiscal six months Q2 2026 versus Fiscal six months Q2 2025
Research and Development decreased as a percent to sales driven by:
•Expense phasing in the Innovative Medicine business
partially offset by
•Increased investment in the Surgery and Cardiovascular businesses in MedTech

Form 10-Q	39

Q2 2026 versus Q2 2025
Research and Development decreased as a percent to sales driven by:
•Expense phasing in the Innovative Medicine business
partially offset by
•Increased investment in the Surgery and Cardiovascular businesses in MedTech
Interest (income) expense
Interest (income) expense in the fiscal six months of 2026 was net expense of $105 million as compared to net income of $80 million in the fiscal six months of 2025. Interest income in the fiscal six months of 2026 decreased as compared to the prior year, driven by a lower average cash balance earning a lower rate of interest. Interest expense in the fiscal six months of 2026 was higher as compared to the prior year, due to a higher average debt balance. Interest (income) expense in the fiscal second quarter of 2026 was net expense of $62 million as compared to net expense of $48 million in the fiscal second quarter of 2025. Interest income in the fiscal second quarter of 2026 decreased as compared to the prior year, driven by a lower average cash balance. Interest expense in the fiscal second quarter of 2026 decreased as compared to the prior year, due to a lower average interest rate on the average debt balance. The balance of cash, cash equivalents and current marketable securities was $20.8 billion at the end of the fiscal second quarter of 2026 as compared to $18.9 billion at the end of the fiscal second quarter of 2025. The Company’s debt position was $49.0 billion as of June 28, 2026, as compared to $50.8 billion the same period a year ago.
Other (income) expense, net*
Fiscal six months Q2 2026 versus Fiscal six months Q2 2025
Other (income) expense, net for the fiscal six months of 2026 was an expense of $0.6 billion as compared to $7.2 billion of income in the prior year primarily due to the following:

Fiscal Six Months
(Dollars in Billions)(Income)/Expense	June 28, 2026	June 29, 2025	Change
Litigation related(1)	$0.6	(6.9)	7.5
Orthopaedics separation related	0.4	0.0	0.4
Employee benefit related	(0.4)	(0.3)	(0.1)
(Gains)/Losses on securities	(0.3)	0.1	(0.4)
Acquisition, Integration and Divestiture related	0.2	0.4	(0.2)
Restructuring related	0.2	0.0	0.2
Other	(0.1)	(0.5)	0.4
Total Other (Income) Expense, Net	$0.6	(7.2)	7.8
(1)The fiscal six months of 2026 include charges for talc matters of $0.8 billion. The fiscal six months of 2025 include approximately $7.0 billion related to the talc reserve reversal. For additional details related to talc refer to Note 11 to the Consolidated Financial Statements.

Q2 2026 versus Q2 2025
Other (income) expense, net for the fiscal second quarter of 2026 reflected an increase in expense of $0.2 billion as compared to the prior year primarily due to the following:

Fiscal Second Quarter
(Dollars in Billions)(Income)/Expense	June 28, 2026	June 29, 2025	Change
Litigation related(1)	$0.3	0.1	0.2
Orthopaedics separation related	0.2	0.0	0.2
Restructuring related	0.2	0.0	0.2
Employee benefit related	(0.2)	(0.1)	(0.1)
(Gains)/Losses on securities	(0.2)	0.0	(0.2)
Acquisition, Integration and Divestiture related	0.1	0.3	(0.2)
Other	(0.1)	(0.2)	0.1
Total Other (Income) Expense, Net	$0.3	0.1	0.2
(1)The fiscal second quarter of 2026 include charges primarily related to talc matters.
*Other (income) expense, net is the account where the Company records gains and losses related to the sale and write-down of certain investments in equity securities held by Johnson & Johnson Innovation - JJDC, Inc. (JJDC), changes in the fair value of securities, gains and losses on divestitures and on sales of assets, certain transactional currency gains and losses, acquisition and divestiture-related costs, litigation accruals and settlements, investment (income)/loss related to employee benefit plans, as well as royalty income.
Segment income before tax
Income before tax by segment of business for the fiscal six months were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Innovative Medicine	$11,566	$10,762	$31,810	$29,075	36.4%	37.0%
MedTech	2,416	2,625	17,562	16,561	13.8	15.9
Segment total	13,982	13,387	49,372	45,636	28.3	29.3
(Income) Expenses not allocated to segments(1)	1,245	(6,735)
Earnings before provision for taxes on income	$12,737	$20,122	$49,372	$45,636	25.8%	44.1%
(1)Amounts not allocated to segments include interest (income) expense, certain litigation expenses and general corporate (income) expense. The fiscal six months of 2026 include charges of $0.8 billion related to talc matters. The fiscal six months of 2025 include approximately $7.0 billion related to the talc reserve reversal. For additional details related to talc refer to Note 11 to the Consolidated Financial Statements.
Innovative Medicine segment
The Innovative Medicine segment income before tax as a percent of sales in the fiscal six months of 2026 was 36.4% versus 37.0% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal six months of 2026 as compared to the prior year was primarily driven by the following:
•Restructuring related costs of $0.2 billion in 2026
•Unfavorable product mix in Cost of products sold, primarily driven by the decline of STELARA sales
•Increased commercial investments
partially offset by
•Favorable currency in Cost of products sold
•Lower acquisition and integration costs related to the acquisition of Intra-Cellular (CAPLYTA)
•Favorable changes in the fair value of securities versus the prior year

Form 10-Q	41

•Research & Development expense phasing
MedTech segment
The MedTech segment income before tax as a percent of sales in the fiscal six months of 2026 was 13.8% versus 15.9% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal six months of 2026 was primarily driven by the following:
•Orthopaedics separation related costs of $0.4 billion in 2026
•Increased investment in Research and Development
•Increased commercial investments
•Tariffs included in Cost of products sold
partially offset by
•Operational drivers and favorable currency in Cost of products sold
Income before tax by segment of business for the fiscal second quarters were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Innovative Medicine	$6,249	$5,552	$16,384	$15,202	38.1%	36.5%
MedTech	1,177	1,204	8,926	8,541	13.2	14.1
Segment total	7,426	6,756	25,310	23,743	29.3	28.5
(Income)/ Expenses not allocated to segments(1)	679	265
Earnings before provision for taxes on income	$6,747	$6,491	$25,310	$23,743	26.7%	27.3%
(1)Amounts not allocated to segments include interest (income) expense, certain litigation expenses and general corporate (income) expense. The fiscal second quarter of 2026 includes charges of $0.4 billion related to talc matters. For additional details related to talc refer to Note 11 to the Consolidated Financial Statements.
Innovative Medicine segment
The Innovative Medicine segment income before tax as a percent of sales in the fiscal second quarter of 2026 was 38.1% versus 36.5% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal second quarter of 2026 as compared to the prior year was primarily driven by the following:
•Favorable changes in the fair value of securities versus the prior year
•Lower acquisition and integration costs in 2026 related to the acquisition of Intra-Cellular (CAPLYTA)
•Phasing of Research and Development expense
partially offset by
•Restructuring related costs of $0.2 billion in 2026
•Unfavorable product mix in Cost of products sold, primarily driven by the decline of STELARA sales
•Increased commercial investments
MedTech segment
The MedTech segment income before tax as a percent of sales in the fiscal second quarter of 2026 was 13.2% versus 14.1% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal second quarter of 2026 as compared to the prior year was primarily driven by the following:
•Orthopaedics separation related costs of $0.3 billion in 2026
•Increased investment in Research and Development
•Increased commercial investments
•Tariffs included in Cost of products sold
partially offset by
•Operational drivers and favorable currency in Cost of products sold

Restructuring
In the fiscal second quarter of 2026, the Company initiated a supply chain restructuring program primarily in the Innovative Medicine segment to exit certain manufacturing locations as part of its optimization efforts to streamline operations. The program is expected to be substantially complete by the end of 2029 with estimated costs between $650 million and $750 million, and include site and supplier exit costs, decommissioning and asset impairments costs. Restructuring expenses of $200 million, primarily related to asset impairments, were recorded in the fiscal second quarter of 2026.
In fiscal 2025, the company initiated a restructuring program of its Surgery franchise within the MedTech segment to simplify and focus operations by exiting certain non-strategic product lines and optimize select sites across the network. The pre-tax restructuring expense was $59 million in the fiscal second quarter of 2026, of which $31 million was recorded in Restructuring, $4 million in Cost of products sold and $24 million in Other income and expense on the Consolidated Statement of Earnings primarily related to product exits. The pre-tax restructuring expense was $114 million in the fiscal six months of 2026, of which $61 million was recorded in Restructuring, $24 million in Cost of products sold and $29 million in Other income and expense on the Consolidated Statement of Earnings primarily related to product exits. The pre-tax restructuring expense was $29 million in the fiscal second quarter and fiscal six months of 2025. Total project costs of approximately $0.3 billion have been recorded since the restructuring was announced. The estimated costs of the total program are between $0.6 billion - $0.7 billion and is expected to be substantially completed by the end of fiscal year 2026.
In fiscal 2023, the Company initiated a restructuring program of its Orthopaedics franchise within its MedTech segment to streamline operations by exiting certain markets, product lines and distribution network arrangements. The pre-tax restructuring expense was $17 million in the fiscal second quarter of 2026, of which $3 million was recorded in Restructuring, $1 million in Other (Income)/Expense and $13 million in Cost of products sold on the Consolidated Statement of Earnings primarily for costs related to market and product exits. The pre-tax restructuring expense was $24 million in the fiscal six months of 2026, of which $5 million was recorded in Restructuring, $1 million in Other (Income)/Expense and $18 million in Cost of products sold on the Consolidated Statement of Earnings primarily for costs related to market and product exits. The pre-tax restructuring expense was $50 million in the fiscal second quarter of 2025, of which $35 million was recorded in Restructuring and $15 million in Cost of products sold on the Consolidated Statement of Earnings primarily for costs related to market and product exits. The pre-tax restructuring expense was $105 million in the fiscal six months of 2025, of which $52 million was recorded in Restructuring, $23 million in Cost of products sold and $30 million in Other (Income)/Expense on the Consolidated Statement of Earnings primarily for costs related to asset impairments as well as market and product exits. Total project costs of approximately $0.8 billion have been recorded since the restructuring was announced. This program will be completed as of the fiscal fourth quarter of 2026 at a total project cost of approximately $1.0 billion.
For further details related to the restructuring refer to Note 12 to the Consolidated Financial Statements.
Provision for taxes on income
The worldwide effective income tax rate for the fiscal six months was 15.5% in 2026 and 17.8% in 2025.
For further details related to the fiscal 2026 provision for taxes refer to Note 5 to the Consolidated Financial Statements.
Liquidity and capital resources

Dividends to shareholders

Form 10-Q	43

Cash flows
Cash and cash equivalents were $20.4 billion at the end of the fiscal second quarter of 2026 as compared with $19.7 billion at the end of fiscal year 2025. The primary sources and uses of cash that contributed to the $0.7 billion increase were:

(Dollars In Billions)
19.7	Q4 2025 Cash and cash equivalents balance
11.1	net cash generated from operating activities
(2.2)	net cash used for investing activities
(8.2)	net cash used for financing activities
$20.4	Q2 2026 Cash and cash equivalents
In addition, the Company had $0.3 billion in marketable securities at the end of the fiscal second quarter of 2026 and $0.4 billion at the end of fiscal year 2025.
Cash flow from operations of $11.1 billion was the result of:

(Dollars In Billions)
$10.8	Net earnings
4.6
non-cash expenses and other adjustments primarily for depreciation and amortization, stock-based compensation and asset write-downs partially offset by deferred tax provision and net gain on sale of assets/businesses

(2.9)	an increase in accounts receivable and inventories
(1.0)	a decrease in accounts payable and accrued liabilities
1.3	a decrease in other current and non-current assets
(1.6)	a decrease in other current and non-current liabilities
(0.1)	rounding
$11.1	Net cash flows from operations
Cash flow used for investing activities of $2.2 billion was primarily from:

(Dollars In Billions)
$(2.4)	additions to property, plant and equipment
0.1	proceeds from the disposal of assets/businesses, net
(0.3)	acquisitions, net of cash acquired
0.1	net sales of investments
0.5	credit support agreements activity, net
(0.2)	Other and rounding
$(2.2)	Net cash used for investing activities
Cash flow used for financing activities of $8.2 billion was primarily from:

(Dollars In Billions)
$(6.4)	dividends to shareholders
(4.2)	repurchase of common stock
1.5	net proceeds from short and long term debt
1.5	proceeds from stock options exercised/employee withholding tax on stock awards, net
(0.6)	Other, primarily Auris shareholder payment (described in Note 11), Credit support agreements and rounding
$(8.2)	Net cash used for financing activities

The Company has access to substantial sources of funds at numerous banks worldwide and has the ability to issue up to $20 billion in Commercial Paper. Furthermore, in June 2026, the Company secured a new 364-day Credit Facility of $12.5 billion (expiration on June 23, 2027) which may be used for general corporate purposes including to support commercial paper borrowings. Interest charged on borrowings under the credit line agreement is based on either Secured Overnight Financing Rate (SOFR) Reference Rate or other applicable market rate as allowed plus applicable margins. Commitment fees under the agreement are not material.
As of June 28, 2026, the Company had cash, cash equivalents and marketable securities of approximately $20.8 billion and had approximately $49.0 billion of notes payable and long-term debt for a net debt position of $28.2 billion as compared to the prior year fiscal second quarter net debt position of $31.9 billion. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs, including the Company’s remaining balance of approximately $3.7 billion related to talc matters, $1.7 billion related to the current portion of Corporate bonds due and the remaining approximately $0.9 billion related to opioid settlements. In addition, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.
Dividends
On April 14, 2026, the Board of Directors declared a regular cash dividend of $1.34 per share, payable on June 9, 2026, to shareholders of record as of May 26, 2026.
On July 15, 2026, the Board of Directors declared a regular cash dividend of $1.34 per share, payable on September 8, 2026, to shareholders of record as of August 25, 2026. The Company expects to continue the practice of paying regular quarterly cash dividends.
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
The long-term implications of regional conflicts on the Company are difficult to predict. The financial impact of known existing conflicts in the fiscal second quarter of 2026 was not material.
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

Form 10-Q	45

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
The following table provides information with respect to Common Stock purchases by the Company during the fiscal second quarter of 2026. Common stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company's compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal second quarter.

Fiscal Month Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 30, 2026 through April 26, 2026	5,054	235.42	—	—
April 27, 2026 through May 24, 2026	—	—	—	—
May 25, 2026 through June 28, 2026	965,196	229.51	—	—
Total	970,250	229.54	—	—
(1)During the fiscal second quarter of 2026, the Company repurchased an aggregate of 970,250 shares of Johnson & Johnson Common Stock in open-market transactions, all of which were purchased as part of a systematic plan to meet the needs of the Company’s compensation programs.

Form 10-Q	47

Item 5 — Other information
Securities trading plans of Directors and Executive Officers. During the fiscal second quarter of 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

Date: July 23, 2026

Date: July 23, 2026

JOHNSON & JOHNSON
(Registrant)

By	/s/ J. J. Wolk
J. J. Wolk, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

By	/s/ R. J. Decker Jr.
R. J. Decker Jr., Controller (Principal Accounting Officer)

Form 10-Q	49