Form 10-Q
period 2026-09-27
JOHNSON & JOHNSON
filed 2026-10-21
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 27, 2026

or

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
On October 15, 2026, 2,407,310,266 shares of Common Stock, $1.00 par value, were outstanding.

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

Part I — Financial information
Item 1 — Financial statements
Johnson & Johnson and subsidiaries consolidated balance sheets
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	September 27, 2026	December 28, 2025
Assets
Current assets:
Cash and cash equivalents (Note 4)	$16,910	19,709
Marketable securities	318	393
Accounts receivable, trade, less allowances $187 (2025, $183)	18,987	17,178
Inventories (Note 2)	15,377	14,191
Prepaid expenses and other	4,759	4,153
Total current assets	56,351	55,624
Property, plant and equipment at cost	55,472	54,364
Less: accumulated depreciation	(31,368)	(31,195)
Property, plant and equipment, net	24,104	23,169
Intangible assets, net (Note 3)	46,652	50,403
Goodwill (Note 3)	48,474	48,772
Deferred taxes on income (Note 5)	6,748	6,874
Other assets	15,096	14,368
Total assets	$197,425	199,210
Liabilities and shareholders’ equity
Current liabilities:
Loans and notes payable	$8,852	8,495
Accounts payable	9,317	11,991
Accrued liabilities	12,255	8,594
Accrued rebates, returns and promotions	18,936	19,124
Accrued compensation and employee related obligations	4,121	4,534
Accrued taxes on income (Note 5)	1,976	1,388
Total current liabilities	55,457	54,126
Long-term debt (Note 4)	35,799	39,438
Deferred taxes on income (Note 5)	4,835	6,791
Employee related obligations (Note 6)	6,559	6,957
Long-term taxes payable (Note 5)	497	486
Other liabilities	12,749	9,868
Total liabilities	$115,896	117,666
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(13,765)	(14,930)
Retained earnings and Additional paid-in capital	168,358	168,978
Less: common stock held in treasury, at cost (712,725,000 and 711,904,000 shares)	76,184	75,624
Total shareholders’ equity	$81,529	81,544
Total liabilities and shareholders’ equity	$197,425	199,210
See Notes to Consolidated Financial Statements

Form 10-Q	1

Johnson & Johnson and subsidiaries consolidated statements of earnings
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Third Quarter Ended
	September 27, 2026	Percent to Sales	September 28, 2025	Percent to Sales
Sales to customers (Note 9)	$25,399	100.0%	$23,993	100.0%
Cost of products sold	8,097	31.9	7,303	30.4
Gross profit	17,302	68.1	16,690	69.6
Selling, marketing and administrative expenses	6,285	24.7	5,922	24.7
Research and development expense	4,652	18.3	3,672	15.3
In-process research and development impairments	339	1.4	—	—
Interest income	(186)	(0.7)	(227)	(0.9)
Interest expense, net of portion capitalized	217	0.8	245	1.0
Other (income) expense, net	5,780	22.8	(478)	(2.0)
Restructuring (Note 12)	181	0.7	63	0.3
Earnings before provision for taxes on income	34	0.1	7,493	31.2
(Benefit from)/Provision for taxes on income (Note 5)	(176)	(0.7)	2,341	9.7
Net earnings	$210	0.8%	$5,152	21.5%
Net earnings per share (Note 8)
Basic	$0.09		$2.14
Diluted	$0.09		$2.12
Avg. shares outstanding
Basic	2,409.6		2,408.3
Diluted	2,448.6		2,428.6
See Notes to Consolidated Financial Statements

Johnson & Johnson and subsidiaries consolidated statements of earnings
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Nine Months Ended
	September 27, 2026	Percent to Sales	September 28, 2025	Percent to Sales
Sales to customers (Note 9)	$74,771	100.0%	$69,629	100.0%
Cost of products sold	24,254	32.4	22,288	32.0
Gross profit	50,517	67.6	47,341	68.0
Selling, marketing and administrative expenses	18,751	25.1	16,923	24.3
Research and development expense	11,832	15.8	10,413	15.0
In-process research and development impairments	375	0.5	—	—
Interest income	(634)	(0.8)	(819)	(1.2)
Interest expense, net of portion capitalized	770	1.0	757	1.1
Other (income) expense, net	6,405	8.6	(7,692)	(11.1)
Restructuring (Note 12)	247	0.3	144	0.2
Earnings before provision for taxes on income	12,771	17.1	27,615	39.7
Provision for taxes on income (Note 5)	1,792	2.4	5,927	8.6
Net earnings	$10,979	14.7%	$21,688	31.1%
Net earnings per share (Note 8)
Basic	$4.56		$9.01
Diluted	$4.49		$8.94
Avg. shares outstanding
Basic	2,408.1		2,407.3
Diluted	2,445.8		2,424.8

See Notes to Consolidated Financial Statements

Form 10-Q	3

Johnson & Johnson and subsidiaries consolidated statements of comprehensive income
(Unaudited; Dollars in Millions)

	Fiscal Third Quarter Ended		Fiscal Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net earnings	$210	5,152	$10,979	21,688

Other comprehensive income (loss), net of tax
Foreign currency translation	479	(1,292)	2,017	(5,031)

Securities:
Unrealized holding gain (loss) arising during period	—	—	—	(1)
Net change	—	—	—	(1)

Employee benefit plans:
Prior service cost amortization during period	(36)	(35)	(106)	(106)
Gain amortization during period	77	82	229	238
Net change	41	47	123	132

Derivatives & hedges:
Unrealized gain (loss) arising during period	(58)	434	(274)	1,642
Reclassifications to earnings	(276)	(121)	(701)	(238)
Net change	(334)	313	(975)	1,404

Other comprehensive income (loss)	186	(932)	1,165	(3,496)

Comprehensive income	$396	4,220	$12,144	18,192

See Notes to Consolidated Financial Statements

The tax cost/(benefit) effects in other comprehensive income/(loss) for the fiscal third quarter were as follows for 2026 and 2025, respectively: Foreign Currency Translation: $(162) million and $1.1 billion; Employee Benefit Plans: $8 million and $8 million; Derivatives & Hedges: $(89) million and $83 million.

The tax cost/(benefit) effects in other comprehensive income/(loss) for the fiscal nine months were as follows for 2026 and 2025, respectively: Foreign Currency Translation: $(885) million and $2.3 billion; Employee Benefit Plans: $24 million and $29 million; Derivatives & Hedges: $(259) million and $373 million.

Johnson & Johnson and subsidiaries consolidated statements of equity
(Unaudited; Dollars in Millions)

Fiscal Third Quarter Ended September 27, 2026

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income (AOCI)	Common Stock Issued Amount	Treasury Stock Amount
Balance, June 28, 2026	$84,971	171,665	(13,951)	3,120	(75,863)
Net earnings	210	210	—	—	—
Cash dividends paid ($1.34 per share)	(3,227)	(3,227)	—	—	—
Employee compensation and stock option plans	1,101	(290)	—	—	1,391
Repurchase of common stock (including excise tax)	(1,712)	—	—	—	(1,712)
Other comprehensive income (loss), net of tax	186	—	186	—	—
Balance, September 27, 2026	$81,529	168,358	(13,765)	3,120	(76,184)

Fiscal Nine Months Ended September 27, 2026

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income (AOCI)	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 28, 2025	$81,544	168,978	(14,930)	3,120	(75,624)
Net earnings	10,979	10,979	—	—	—
Cash dividends paid ($3.98 per share)	(9,585)	(9,585)	—	—	—
Employee compensation and stock option plans	3,391	(2,014)	—	—	5,405
Repurchase of common stock (including excise tax)	(5,965)	—	—	—	(5,965)
Other comprehensive income (loss), net of tax	1,165	—	1,165	—	—
Balance, September 27, 2026	$81,529	168,358	(13,765)	3,120	(76,184)

Form 10-Q	5

Fiscal Third Quarter Ended September 28, 2025

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, June 29, 2025	$78,473	165,371	(14,305)	3,120	(75,713)
Net earnings	5,152	5,152	—	—	—
Cash dividends paid ($1.30 per share)	(3,132)	(3,132)	—	—	—
Employee compensation and stock option plans	1,620	(110)	—	—	1,730
Repurchase of common stock (including excise tax)	(1,904)	—	—	—	(1,904)
Other comprehensive income (loss), net of tax	(932)	—	(932)	—	—
Balance, September 28, 2025	$79,277	167,281	(15,237)	3,120	(75,887)

Fiscal Nine Months Ended September 28, 2025

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 29, 2024	$71,490	155,791	(11,741)	3,120	(75,680)
Net earnings	21,688	21,688	—	—	—
Cash dividends paid ($3.84 per share)	(9,250)	(9,250)	—	—	—
Employee compensation and stock option plans	2,876	(948)	—	—	3,824
Repurchase of common stock	(4,031)	—	—	—	(4,031)
Other comprehensive income (loss), net of tax	(3,496)	—	(3,496)	—	—
Balance, September 28, 2025	$79,277	167,281	(15,237)	3,120	(75,887)

See Notes to Consolidated Financial Statements

Johnson & Johnson and subsidiaries consolidated statements of cash flows
(Unaudited; Dollars in Millions)

	Fiscal Nine Months Ended
	September 27, 2026	September 28, 2025
Cash flows from operating activities
Net earnings	$10,979	21,688
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	6,080	5,492
Stock based compensation	1,115	1,045
Asset write-downs	801	123
Charges for acquired in-process research and development assets	964	109
Net gain on sale of assets/businesses	(27)	(131)
Deferred tax provision	(2,110)	5,215
Credit losses and accounts receivable allowances	5	(6)
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(1,759)	(2,172)
Increase in inventories	(1,152)	(1,404)
Increase in accounts payable and accrued liabilities	1,449	1,111
Decrease/(Increase) in other current and non-current assets	1,421	(7,653)
Increase/(Decrease) in other current and non-current liabilities	1,084	(6,196)

Net cash flows from operating activities	18,850	17,221

Cash flows used for investing activities
Additions to property, plant and equipment	(3,732)	(2,995)
Proceeds from the disposal of assets/businesses, net (Note 10)	88	408
Acquisitions, net of cash acquired (Note 10)	(352)	(14,459)
Acquired in-process research and development assets / related milestones (Note 10)	(995)	(385)
Purchases of investments	(1,218)	(677)
Sales of investments	676	1,442
Credit support agreements activity, net	873	(2,338)
Other (including capitalized licenses and milestones)	(199)	(99)

Net cash used for investing activities	(4,859)	(19,103)

Cash flows used for financing activities
Dividends to shareholders	(9,585)	(9,250)
Repurchase of common stock	(5,958)	(4,029)
Proceeds from short-term debt, net	15,422	10,673
Repayment of short-term debt, net	(16,310)	(10,524)
Proceeds from long-term debt, net of issuance costs	—	9,138
Repayment of long-term debt	(2,004)	(1,755)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	2,274	1,831
Credit support agreements activity, net	(32)	(246)
Other	(587)	(8)

Net cash used for financing activities	(16,780)	(4,170)

Effect of exchange rate changes on cash and cash equivalents	(10)	178
Decrease in cash and cash equivalents	(2,799)	(5,874)
Cash and cash equivalents, beginning of period	19,709	24,105
Cash and cash equivalents, end of period	16,910	18,231

See Notes to Consolidated Financial Statements

Form 10-Q	7

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
There were no new material accounting standards issued in the fiscal nine months of 2026.
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
Confirmed obligations under the program as of September 27, 2026, and December 28, 2025, were $0.8 billion and $0.8 billion, respectively. The obligations are presented as Accounts payable on the Consolidated Balance Sheets.

Note 2 — Inventories

(Dollars in Millions)	September 27, 2026	December 28, 2025
Raw materials and supplies	$2,483	2,530
Goods in process	3,930	3,828
Finished goods	8,964	7,833
Total inventories	$15,377	14,191

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

(Dollars in Millions)	September 27, 2026	December 28, 2025
Intangible assets with definite lives:
Patents and trademarks — gross	$60,575	59,156
Less accumulated amortization	(34,676)	(32,507)
Patents and trademarks — net	$25,899	26,649
Customer relationships and other intangibles — gross	21,153	21,361
Less accumulated amortization	(15,465)	(14,998)
Customer relationships and other intangibles — net(1)	$5,688	6,363
Intangible assets with indefinite lives:
Trademarks	1,726	1,772
Purchased in-process research and development	13,339	15,619
Total intangible assets — net	$46,652	50,403
(1)The majority is comprised of customer relationships
Goodwill as of September 27, 2026 was allocated by segment of business as follows:

(Dollars in Millions)	Innovative Medicine	MedTech	Total
Goodwill at December 28, 2025	$14,967	33,805	48,772
Goodwill, related to acquisitions	—	20	20
Currency translation/Other	(219)	(99)	(318)
Goodwill at September 27, 2026	$14,748	33,726	48,474

The weighted average amortization period for patents and trademarks is approximately 12 years. The weighted average amortization period for customer relationships and other intangible assets is approximately 19 years. The amortization expense of amortizable intangible assets included in the cost of products sold was $1.2 billion and $1.0 billion for the fiscal third quarters ended September 27, 2026 and September 28, 2025, respectively. The amortization expense of amortizable intangible assets included in the cost of products sold was $3.7 billion and $3.4 billion for the fiscal nine months ended September 27, 2026 and September 28, 2025, respectively.
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
The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. The Company maintains credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of September 27, 2026, the cumulative amount of cash collateral paid by the Company under the CSA amounted to $3.8 billion net, related to net investment and cash flow hedges. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of September 27, 2026, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $44.3 billion, $34.0 billion and $7.0 billion, respectively. As of December 28, 2025, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $40.6 billion, $38.9 billion and $8.0 billion, respectively.
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
As of September 27, 2026, the balance of deferred net loss on derivatives included in accumulated other comprehensive income was $1.3 billion after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts and net investment hedge contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives and hedges for the fiscal third quarters ended September 27, 2026 and September 28, 2025, net of tax:

	September 27, 2026					September 28, 2025
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	(38)	—	—	—	—	130	—
Derivatives designated as hedging instruments	—	—	—	38	—	—	—	—	(130)	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	40	—	—	—	—	47	—
Amount of gain or (loss) recognized in AOCI	—	—	—	40	—	—	—	—	47	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	(2)	128	9	—	6	1	19	(21)	—	(10)

Amount of gain or (loss) recognized in AOCI	1	(130)	(3)	—	(2)	(6)	100	2	—	—

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	94	—	—	—	—	85	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	36	—	—	—	—	291	—

Form 10-Q	11

The following table is a summary of the activity related to derivatives and hedges for the fiscal nine months ended September 27, 2026 and September 28, 2025, net of tax:

	September 27, 2026					September 28, 2025
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	(33)	—	—	—	—	370	—
Derivatives designated as hedging instruments	—	—	—	33	—	—	—	—	(370)	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	132	—	—	—	—	145	—
Amount of gain or (loss) recognized in AOCI	—	—	—	132	—	—	—	—	145	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	(3)	291	14	—	7	2	(103)	(36)	—	(13)

Amount of gain or (loss) recognized in AOCI	(11)	(515)	74	—	41	8	671	(106)	—	(40)

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	259	—	—	—	—	243	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	5	—	—	—	—	964	—

As of September 27, 2026, and December 28, 2025, the following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustment for fair value hedges:

Line item in the Consolidated Balance Sheet in which the hedged item is included	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Gain/ (Loss) Included in the Carrying Amount of the Hedged Liability
(Dollars in Millions)	September 27, 2026	December 28, 2025	September 27, 2026	December 28, 2025
Long-term Debt	$7,278	8,318	(738)	(694)

The following table is the effect of derivatives not designated as hedging instruments for the fiscal third quarters ended 2026 and 2025:

		Gain/(Loss) Recognized In Income on Derivative		Gain/(Loss) Recognized In Income on Derivative
(Dollars in Millions)	Location of Gain /(Loss) Recognized in Income on Derivative	Fiscal Third Quarter Ended		Fiscal Nine Months Ended
Derivatives Not Designated as Hedging Instruments		September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Foreign Exchange Contracts	Other (income) expense	$14	33	(85)	76

The following table is the effect of net investment hedges for the fiscal third quarters ended in 2026 and 2025:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	September 27, 2026	September 28, 2025		September 27, 2026	September 28, 2025
Debt	$(16)	—	Interest (income) expense	—	—
Cross Currency interest rate swaps	$54	123	Interest (income) expense	—	—

The following table is the effect of net investment hedges for the fiscal nine months ended in 2026 and 2025:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	September 27, 2026	September 28, 2025		September 27, 2026	September 28, 2025
Debt	$361	(1,119)	Interest (income) expense	—	—
Cross Currency interest rate swaps	$399	264	Interest (income) expense	—	—

Form 10-Q	13

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
The following table is a summary of the activity related to equity investments:

	December 28, 2025			September 27, 2026
(Dollars in Millions)	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	(Sales)/ Purchases/Other (2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value	$665	211	(52)	824	824

Equity Investments without readily determinable value	$910	(130)	545	1,325	1,325
(1)Recorded in Other (income)/expense, net. Equity Investments without readily determinable value includes the option premium related to Sail Biomedicines (Sail).
(2)Equity Investments without readily determinable value includes equity investment in Sail. Other includes impact of currency
Fair value is the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement determined using assumptions that market participants would use in pricing an asset or liability. In accordance with ASC 820, a three-level hierarchy was established to prioritize the inputs used in measuring fair value. The levels within the hierarchy are described below with Level 1 inputs having the highest priority and Level 3 inputs having the lowest.
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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of September 27, 2026 and December 28, 2025 were as follows:

	September 27, 2026				December 28, 2025
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	541	—	541	686
Interest rate contracts(2)	—	627	—	627	589
Total	—	1,168	—	1,168	1,275
Liabilities:
Forward foreign exchange contracts	—	639	—	639	413
Interest rate contracts(2)	—	4,121	—	4,121	5,848
Total	—	4,760	—	4,760	6,261
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	—	71	—	71	38
Liabilities:
Forward foreign exchange contracts	—	83	—	83	46
Other Investments:
Equity investments(3)	824	—	—	824	665
Debt securities(4)	—	3,456	—	3,456	2,854
Other Liabilities:
Contingent consideration(5)	$—	—	729	729	753

Gross to Net Derivative Reconciliation	September 27, 2026	December 28, 2025
(Dollars in Millions)
Total Gross Assets	$1,239	1,313
Credit Support Agreement (CSA)	(1,066)	(1,308)
Total Net Asset	173	5

Total Gross Liabilities	4,843	6,307
Credit Support Agreement (CSA)	(4,821)	(5,903)
Total Net Liabilities	$22	404

Summarized information about changes in liabilities for contingent consideration for the fiscal third quarters ended September 27, 2026 and September 28, 2025 is as follows:

	September 27, 2026	September 28, 2025
(Dollars in Millions)
Beginning Balance	$753	1,217
Changes in estimated fair value(6)	(94)	(57)
Additions	70	—
Payments	—	(50)
Ending Balance	$729	1,110
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
(6)Ongoing fair value adjustment amounts are primarily recorded in Research and Development expense or Other (income) expense, net.
As of September 27, 2026, and December 28, 2025, cash and cash equivalents include money market funds of $4,936 million and $5,993 million, respectively, which would be considered level 1 in the fair value hierarchy.

The Company's cash, cash equivalents and current marketable securities as of September 27, 2026 comprised:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$3,276	3,276	3,276	—
Non-U.S. sovereign securities	7	7	—	7
U.S. reverse repurchase agreements	4,774	4,774	4,774	—
Money market funds	4,936	4,936	4,936	—
Time deposits(1)	779	779	779	—
Subtotal	13,772	13,772	13,765	7

U.S. Gov’t securities	2,995	2,995	2,983	12
Other sovereign securities	224	224	117	107
Corporate and other debt securities	237	237	45	192
Subtotal available for sale debt(2)	$3,456	3,456	3,145	311
Total cash, cash equivalents and current marketable securities	$17,228	17,228	16,910	318
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
The contractual maturities of the available for sale securities as of September 27, 2026 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$3,452	3,452
Due after one year through five years	4	4
Due after five years through ten years	—	—
Total debt securities	$3,456	3,456

Financial instruments not measured at fair value
The following financial liabilities are held at carrying amount on the consolidated balance sheet as of September 27, 2026:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities
Loans and Notes Payable	$8,852	8,800
Non-Current Debt
2.90% Notes due 2028	1,499	1,465
1.150% Notes due 2028 (750MM Euro 1.1372)	851	812
4.55% Notes due 2028	749	748
4.80% Notes due 2029	1,147	1,144
6.95% Notes due 2029	299	317
2.70% Notes due 2029 (600MM Euro 1.1372)	682	669
1.30% Notes due 2030	1,710	1,516
4.70% Notes due 2030	997	988
4.90% Notes due 2031	1,147	1,138
3.20% Notes due 2032 (700MM Euro 1.1372)	794	767
4.85% Notes due 2032	1,244	1,230
4.95% Notes due 2033	499	494
4.375% Notes due 2033	853	807
3.050% Notes due 2033 (700MM Euro 1.1372)	794	754
4.95% Notes due 2034	847	833
1.650% Notes due 2035 (1.5B Euro 1.1372)	1,697	1,396
5.00% Notes due 2035	1,244	1,218
3.35% Notes due 2036 (800MM Euro 1.1372)	905	849
3.587% Notes due 2036	920	856
5.95% Notes due 2037	995	1,039
3.625% Notes due 2037	1,404	1,280
3.350% Notes due 2037 (1.0B Euro 1.1372)	1,135	1,048
3.40% Notes due 2038	994	817
5.85% Notes due 2038	697	717
4.50% Notes due 2040	542	488
2.10% Notes due 2040	886	654
4.85% Notes due 2041	298	273
4.50% Notes due 2043	497	431
3.55% Notes due 2044 (1.0B Euro 1.1372)	1,128	1,000
3.60% Notes due 2045 (700MM Euro 1.1372)	791	700
3.73% Notes due 2046	1,980	1,473
3.75% Notes due 2047	857	734
3.50% Notes due 2048	744	521
2.25% Notes due 2050	833	529
5.25% Notes due 2054	844	775
3.70% Notes due 2055 (1.0B Euro 1.1372)	1,131	964
2.45% Notes due 2060	1,087	613
Other	78	81
Total Long Term Debt	$35,799	32,138

Form 10-Q	17

The weighted average effective interest rate on non-current debt is 3.68%.
The excess of the carrying value over the estimated fair value of debt was $1.7 billion at December 28, 2025.
Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.
The current debt balance as of September 27, 2026, includes $5.6 billion of commercial paper which has a weighted average interest rate of 3.76% and a weighted average maturity of approximately two months. The current debt balance as of December 28, 2025, included $6.5 billion of commercial paper which had a weighted average interest rate of 3.81% and a weighted average maturity of approximately two months.

Note 5 — Income taxes
The worldwide effective income tax rates for the fiscal nine months of 2026 and 2025 were 14.0% and 21.5%, respectively. The primary drivers for year over year change in the Company’s effective tax were:
•In the fiscal third quarter of 2026, the Company recorded a $5.5 billion accrual related to the proposed resolution of talc ovarian litigation which reduced the 2026 year to date effective tax rate by approximately 2.5% versus an accrual reversal of approximately $7.0 billion related to the talc reserve in the fiscal first quarter of 2025 which increased the 2025 effective tax rate by approximately 0.3%.
•In the fiscal third quarter of 2025, the United States enacted the One Big Beautiful Bill Act (OBBBA). The OBBBA included provisions modifying the corporate income tax code, including the immediate expensing of domestic research and development expenditures for tax purposes, 100% bonus depreciation for qualified assets, and an increase in the statutory tax rate on foreign earnings from 10.5% to 12.6%. As a result, the Company remeasured its deferred tax balances for the changes in the tax rate and recorded a one-time remeasurement cost of approximately $1.0 billion which increased the 2025 effective tax rate by approximately 3.6%.
•Additional tax benefits in the fiscal first nine months of 2026 and 2025 related to the Company’s share-based equity compensation programs that either vested or were exercised during the fiscal nine months of 2026 and 2025, which reduced the effective tax rate by 3.7% and 0.4%, respectively.
As of September 27, 2026, the Company had approximately $2.8 billion of liabilities from unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in several jurisdictions. With respect to the United States, the Internal Revenue Service has completed its audit for the tax years through 2016 and the audit for tax years 2017 through 2020 is ongoing. In other major jurisdictions where the Company conducts business, the years that remain open to tax audit go back to the year 2014.

Note 6 — Pensions and other benefit plans
Components of net periodic benefit cost
Net periodic benefit costs for the Company’s defined benefit retirement plans and other benefit plans include the following components:

	Fiscal Third Quarter Ended				Fiscal Nine Months Ended
	Retirement Plans		Other Benefit Plans		Retirement Plans		Other Benefit Plans
(Dollars in Millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Service cost	$235	223	81	72	706	656	241	216
Interest cost	359	358	52	54	1,079	1,065	156	161
Expected return on plan assets	(636)	(604)	(1)	(2)	(1,913)	(1,790)	(5)	(5)
Amortization of prior service cost/(credit)	(46)	(46)	—	—	(138)	(138)	(1)	(1)
Recognized actuarial (gains)/losses	69	86	26	16	208	254	78	47
Curtailments and settlements	1		—	—	1	1	—	—
Net periodic benefit cost/(credit)	$(18)	17	158	140	(57)	48	469	418
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
Company contributions
For the fiscal nine months ended September 27, 2026, the Company contributed $94 million and $15 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

Form 10-Q	19

Note 7 — Accumulated other comprehensive income
Components of other comprehensive income/(loss) consist of the following:

(Dollars in Millions)	Foreign Currency Translation	Gain/ (Loss) On Securities	Employee Benefit Plans	Gain/ (Loss) On Derivatives & Hedges	Total Accumulated Other Comprehensive Income/(Loss)

December 28, 2025	$(13,947)	—	(693)	(290)	(14,930)
Net change	2,017	—	123	(975)	1,165
September 27, 2026	$(11,930)	—	(570)	(1,265)	(13,765)
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

Note 8 — Earnings per share
The following is a reconciliation of basic net earnings per share to diluted net earnings per share:

	Fiscal Third Quarter Ended		Fiscal Nine Months Ended
(Shares in Millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Basic net earnings per share	$0.09	2.14	4.56	9.01
Average shares outstanding — basic	2,409.6	2,408.3	2,408.1	2,407.3
Potential shares exercisable under stock option plans	95.1	124.3	93.8	89.3
Less: shares which could be repurchased under treasury stock method	(56.1)	(104.0)	(56.1)	(71.8)
Average shares outstanding — diluted	2,448.6	2,428.6	2,445.8	2,424.8
Diluted net earnings per share	$0.09	2.12	4.49	8.94

(Shares in Millions)
The diluted net earnings per share calculation excluded the following number of shares related to stock options, as the exercise price of these options was greater than the average market value of the Company’s stock.	0.0	0.0	5.6	38.8

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
Sales by segment of business

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	September 27, 2026	September 28, 2025	Percent Change	September 27, 2026	September 28, 2025	Percent Change

INNOVATIVE MEDICINE
Oncology
U.S.	$4,267	3,468	23.0%	$11,951	9,866	21.1%
International	3,335	3,060	9.0	10,030	8,652	15.9
Worldwide	7,602	6,529	16.4	21,981	18,519	18.7
DARZALEX
U.S.	2,528	2,088	21.1	7,171	5,934	20.9
International	1,711	1,584	8.0	5,239	4,514	16.1
Worldwide	4,239	3,672	15.4	12,410	10,448	18.8
CARVYKTI
U.S.	472	396	19.4	1,377	1,072	28.5
International	238	128	85.3	587	260	*
Worldwide	710	524	35.5	1,964	1,332	47.4
TECVAYLI
U.S.	236	115	*	549	334	64.4
International	77	62	24.0	225	160	40.6
Worldwide	312	177	76.6	774	494	56.7
TALVEY
U.S.	112	85	31.6	325	235	38.1
International	59	37	62.9	172	79	*
Worldwide	171	122	40.9	497	314	58.3
RYBREVANT/ LAZCLUZE
U.S.	201	136	47.9	566	388	46.1
International	119	61	94.5	300	130	*
Worldwide	320	198	62.3	866	518	67.4
ERLEADA
U.S.	423	378	11.8	1,161	1,048	10.8
International	600	558	7.7	1,806	1,567	15.3
Worldwide	1,023	936	9.4	2,967	2,615	13.5
IMBRUVICA
U.S.	145	211	(31.6)	437	685	(36.3)
International	420	483	(13.2)	1,386	1,453	(4.7)

Form 10-Q	21

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	September 27, 2026	September 28, 2025	Percent Change	September 27, 2026	September 28, 2025	Percent Change
Worldwide	563	695	(18.8)	1,822	2,139	(14.8)
OTHER ONCOLOGY(1)
U.S.	149	61	*	365	171	*
International	111	147	(24.4)	314	488	(35.7)
Worldwide	262	207	26.3	680	659	3.2
Immunology
U.S.	2,804	2,676	4.8	7,031	7,377	(4.7)
International	1,417	1,493	(5.1)	4,414	4,492	(1.7)
Worldwide	4,221	4,168	1.3	11,445	11,868	(3.6)
TREMFYA
U.S.	1,772	989	79.1	4,279	2,384	79.5
International	624	434	43.7	1,771	1,181	49.9
Worldwide	2,396	1,424	68.3	6,050	3,566	69.7
SIMPONI / SIMPONI ARIA
U.S.	269	309	(13.2)	798	906	(11.9)
International	299	377	(20.6)	1,035	1,130	(8.4)
Worldwide	568	687	(17.3)	1,833	2,036	(10.0)
REMICADE
U.S.	258	326	(20.8)	742	923	(19.6)
U.S. Exports	12	19	(37.1)	40	63	(36.6)
International	124	132	(6.2)	372	413	(9.8)
Worldwide	394	476	(17.3)	1,154	1,398	(17.5)
STELARA
U.S.	368	1,022	(64.0)	924	3,081	(70.0)
International	349	549	(36.5)	1,188	1,768	(32.8)
Worldwide	716	1,570	(54.4)	2,112	4,848	(56.4)
OTHER IMMUNOLOGY
U.S.	126	12	*	249	21	*
International	21	0	*	48	0	*
Worldwide	147	12	*	297	21	*
Neuroscience
U.S.	1,733	1,367	26.8	4,886	3,712	31.6
International	642	658	(2.4)	2,001	2,011	(0.5)
Worldwide	2,375	2,024	17.3	6,887	5,722	20.3
SPRAVATO
U.S.	559	405	37.9	1,479	1,047	41.3
International	66	53	22.7	197	146	34.8
Worldwide	624	459	36.1	1,676	1,193	40.5
CAPLYTA(2)
U.S.	398	240	66.1	1,029	451	*
International	—	—	—	—	—	—
Worldwide	398	240	66.1	1,029	451	*

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	September 27, 2026	September 28, 2025	Percent Change	September 27, 2026	September 28, 2025	Percent Change

INVEGA SUSTENNA / XEPLION / INVEGA TRINZA / TREVICTA
U.S.	739	664	11.4	2,235	2,021	10.6
International	258	267	(3.0)	816	804	1.5
Worldwide	998	929	7.3	3,051	2,824	8.0
CONCERTA / methylphenidate
U.S.	6	14	(56.3)	40	76	(47.3)
International	138	127	8.1	386	376	2.4
Worldwide	143	140	2.1	425	452	(5.9)
OTHER NEUROSCIENCE
U.S.	32	46	(30.6)	104	119	(12.6)
International	180	210	(14.3)	602	684	(12.0)
Worldwide	212	256	(17.3)	706	803	(12.1)
Pulmonary Hypertension (PH)
U.S.	588	815	(27.8)	2,233	2,358	(5.3)
International	309	300	2.9	942	895	5.2
Worldwide	897	1,115	(19.5)	3,175	3,253	(2.4)
UPTRAVI
U.S.	383	392	(2.2)	1,154	1,139	1.3
International	100	92	8.9	306	272	12.7
Worldwide	483	484	(0.1)	1,460	1,411	3.5
OPSUMIT/OPSYNVI
U.S.	193	409	(52.8)	1,042	1,175	(11.3)
International	179	168	5.9	538	507	6.0
Worldwide	372	578	(35.7)	1,580	1,682	(6.1)
OTHER PULMONARY HYPERTENSION
U.S.	12	13	(7.3)	37	44	(15.5)
International	30	39	(23.8)	98	116	(15.6)
Worldwide	42	53	(19.7)	135	160	(15.6)
Infectious Diseases (ID)
U.S.	317	326	(2.7)	959	961	(0.2)
International	496	501	(1.2)	1,506	1,472	2.3
Worldwide	813	829	(1.8)	2,465	2,434	1.3
EDURANT / rilpivirine
U.S.	5	7	(31.6)	15	21	(30.1)
International	382	378	1.0	1,131	1,082	4.5
Worldwide	386	385	0.4	1,145	1,103	3.8
PREZISTA / PREZCOBIX / REZOLSTA / SYMTUZA
U.S.	307	315	(2.5)	937	932	0.6
International	74	81	(8.9)	259	264	(1.9)
Worldwide	381	397	(3.8)	1,196	1,196	0.0

Form 10-Q	23

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	September 27, 2026	September 28, 2025	Percent Change	September 27, 2026	September 28, 2025	Percent Change

OTHER INFECTIOUS DISEASES
U.S.	5	4	29.9	7	8	(11.4)
International	40	42	(6.2)	116	126	(8.0)
Worldwide	46	47	(3.0)	124	135	(8.2)
Cardiovascular / Metabolism / Other (CVM)
U.S.	736	750	(1.9)	2,235	2,381	(6.1)
International	112	149	(24.3)	378	461	(17.9)
Worldwide	849	899	(5.6)	2,614	2,842	(8.0)
XARELTO
U.S.	653	635	2.7	1,959	1,946	0.7
International	—	—	—	—	—	—
Worldwide	653	635	2.7	1,959	1,946	0.7
OTHER
U.S.	84	115	(27.2)	276	435	(36.5)
International	112	149	(24.3)	378	461	(17.9)
Worldwide	197	264	(25.5)	655	896	(26.9)
Total PH, ID, CVM
U.S.	1,643	1,891	(13.2)	5,428	5,700	(4.8)
International	917	950	(3.5)	2,826	2,828	(0.1)
Worldwide	2,560	2,843	(9.9)	8,254	8,529	(3.2)

TOTAL INNOVATIVE MEDICINE
U.S.	10,447	9,402	11.1	29,297	26,655	9.9
International	6,310	6,161	2.4	19,270	17,983	7.2
Worldwide	16,757	15,563	7.7	48,567	44,638	8.8

MEDTECH
Cardiovascular
U.S.	1,397	1,306	7.0	4,222	3,931	7.4
International	910	908	0.2	2,866	2,698	6.2
Worldwide	2,307	2,213	4.3	7,088	6,629	6.9
ELECTROPHYSIOLOGY
U.S.	771	720	7.0	2,290	2,145	6.8
International	717	698	2.8	2,219	2,064	7.5
Worldwide	1,487	1,418	4.9	4,509	4,209	7.1
ABIOMED
U.S.	335	336	(0.3)	1,066	1,035	3.0
International	78	86	(10.4)	275	256	7.2
Worldwide	412	423	(2.3)	1,340	1,291	3.8

SHOCKWAVE
U.S.	261	220	18.8	771	659	17.0
International	64	59	9.3	194	169	14.8
Worldwide	325	278	16.8	965	828	16.6

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	September 27, 2026	September 28, 2025	Percent Change	September 27, 2026	September 28, 2025	Percent Change
OTHER CARDIOVASCULAR
U.S.	31	30	3.6	96	93	3.2
International	50	65	(21.9)	177	209	(15.0)
Worldwide	81	95	(13.9)	273	302	(9.4)
Surgery
U.S.	1,070	1,031	3.7	3,210	3,076	4.3
International	1,459	1,511	(3.4)	4,483	4,417	1.5
Worldwide	2,528	2,542	(0.6)	7,692	7,493	2.7
ADVANCED
U.S.	500	477	5.1	1,476	1,411	4.7
International	654	688	(5.0)	1,991	1,991	0.0
Worldwide	1,155	1,165	(0.9)	3,467	3,402	1.9
GENERAL
U.S.	568	555	2.4	1,733	1,666	4.0
International	805	823	(2.2)	2,492	2,426	2.7
Worldwide	1,373	1,378	(0.3)	4,225	4,092	3.3
Vision
U.S.	596	571	4.3	1,740	1,694	2.7
International	865	828	4.4	2,537	2,354	7.8
Worldwide	1,461	1,400	4.4	4,277	4,048	5.6
CONTACT LENSES / OTHER
U.S.	465	456	1.9	1,378	1,337	3.1
International	588	562	4.7	1,669	1,565	6.6
Worldwide	1,053	1,018	3.5	3,047	2,902	5.0
SURGICAL
U.S.	132	116	13.6	363	358	1.4
International	276	266	3.8	867	789	10.0
Worldwide	408	383	6.8	1,230	1,147	7.3
Orthopaedics
U.S.	1,448	1,396	3.8	4,353	4,200	3.6
International	898	878	2.2	2,794	2,620	6.6
Worldwide	2,345	2,274	3.2	7,146	6,820	4.8
HIPS
U.S.	271	262	3.5	831	796	4.4
International	148	144	2.6	465	440	5.7
Worldwide	419	405	3.1	1,296	1,235	4.9
KNEES
U.S.	221	216	2.1	688	673	2.2
International	165	160	3.0	528	482	9.7
Worldwide	386	377	2.5	1,216	1,155	5.3

Form 10-Q	25

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	September 27, 2026	September 28, 2025	Percent Change	September 27, 2026	September 28, 2025	Percent Change
TRAUMA
U.S.	555	512	8.6	1,623	1,515	7.1
International	288	281	2.4	880	818	7.6
Worldwide	844	793	6.4	2,504	2,333	7.3
SPINE, SPORTS & OTHER
U.S.	401	406	(1.2)	1,211	1,216	(0.4)
International	296	293	1.3	920	881	4.5
Worldwide	697	698	(0.1)	2,131	2,096	1.7

TOTAL MEDTECH
U.S.	4,512	4,306	4.8	13,525	12,902	4.8
International	4,130	4,124	0.1	12,679	12,089	4.9
Worldwide	8,642	8,430	2.5	26,204	24,991	4.9

WORLDWIDE
U.S.	14,959	13,708	9.1	42,822	39,557	8.3
International	10,440	10,285	1.5	31,949	30,072	6.2
Worldwide	$25,399	23,993	5.9%	$74,771	69,629	7.4%
*    Percentage greater than 100% or not meaningful
(1) Includes the sales of ZYTIGA which were previously disclosed separately
(2) Acquired with Intra-Cellular Therapies on April 2, 2025
Adjustments to revenue recognized as a result of changes in estimates for the Company's most significant U.S. rebates and discounts liability balances for products shipped in previous years were approximately 0.4% and 2.4% of U.S. Innovative Medicine revenue during the fiscal third quarter of 2026 and 2025, respectively and approximately 2.6% and 3.1% of U.S. Innovative Medicine revenue during the fiscal nine months of 2026 and 2025, respectively.
In October 2025, the Company announced its intention to separate its Orthopaedics business and expects the separation to be completed in mid-2027.

Segment income before tax

	Fiscal Third Quarter Ended
(Dollars in Millions)	September 27, 2026			September 28, 2025
	Innovative Medicine(1)	MedTech(2)	Total	Innovative Medicine(1)	MedTech(2)	Total
Sales to customers	$16,757	8,642		15,563	8,430
Cost of products sold	4,486	3,597		3,672	3,612
Selling, marketing and administrative	3,035	3,014		2,869	2,801
Research and development expense	3,888	764		2,944	728
Other segment items (3)	282	491		(368)	2
Segment income before tax	$5,066	776	5,842	6,446	1,287	7,733
(Income)/Expense not allocated to segments (4)			5,808			240
Earnings before provision for taxes on income			$34			$7,493

	Fiscal Nine Months Ended
Sales to customers	$48,567	26,204		44,638	24,991
Cost of products sold	13,172	11,035		11,670	10,576
Selling, marketing and administrative	9,083	8,989		7,919	8,319
Research and development expense	9,576	2,256		8,361	2,052
Other segment items (3)	104	732		(520)	132
Segment income before tax	$16,632	3,192	19,824	17,208	3,912	21,120
(Income)/Expense not allocated to segments (4)			7,053			(6,495)
Earnings before provision for taxes on income			$12,771			$27,615
(1) Innovative Medicine includes:
•Intangible amortization expense of $0.8 billion and $0.6 billion in the fiscal third quarters of 2026 and 2025, respectively.
Intangible amortization expense of $2.3 billion and $2.0 billion in the fiscal nine months of 2026 and 2025, respectively.
•Restructuring related charge of $0.1 billion and $0.3 billion in the fiscal third quarter and fiscal nine months of 2026, respectively. Refer to Note 12 for additional details.
•Acquired in-process research and development expense of approximately $1.0 billion related to the acquisition of Firefly Bio, Inc. in the fiscal third quarter and fiscal nine months of 2026. Refer to Note 10 for additional details.
•Expense of $0.3 billion related to the strategic collaboration with Sail Biomedicines (Sail) in the fiscal third quarter and fiscal nine months of 2026. Refer to Note 10 for additional details.
(2)    MedTech includes:
•Intangible amortization expense of $0.5 billion in both the fiscal third quarters of 2026 and 2025.
Intangible amortization expense of $1.4 billion in both the fiscal nine months of 2026 and 2025.
•Orthopaedics Separation related costs of $0.4 billion and $0.7 billion in the fiscal third quarter and fiscal nine months of 2026, respectively as compared to $0 in the fiscal third quarter and fiscal nine months of 2025.
•In-process research and development impairment charges of $0.3 billion and $0.4 billion in the fiscal third quarter and fiscal nine months of 2026, respectively, primarily related to PreCardia, a non-strategic asset acquired as part of the Abiomed acquisition in 2022.
•Impact of tariff recoveries of approximately $0.2 billion in the fiscal third quarter and fiscal nine months of 2026.
(3)    Other segment items for each reportable segment include other income and expense (gains and losses on divestitures and sales of assets), restructuring activities and impairment charges related to in-process research and development
(4) Amounts not allocated to segments include interest (income)/expense and general corporate (income)/expense. The fiscal third quarter and fiscal nine months of 2026 includes a charge of $5.5 billion related to the proposed talc ovarian litigation resolution. The fiscal nine months of 2025 includes approximately $7.0 billion related to the talc reserve reversal.

Form 10-Q	27

	Identifiable Assets
(Dollars in Millions)	September 27, 2026	December 28, 2025
Innovative Medicine	$78,944	78,057
MedTech	86,214	86,482
Total	165,158	164,539
General corporate (1)	32,267	34,671
Worldwide total	$197,425	199,210
(1)General corporate includes cash, cash equivalents, marketable securities and other corporate assets.

	Additions to Property, Plant & Equipment		Depreciation and Amortization
	Fiscal Nine Months Ended
(Dollars in Millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Innovative Medicine	$1,865	1,166	$3,258	2,757
MedTech	1,701	1,674	2,638	2,564
Segments total	3,566	2,840	5,896	5,321
General corporate	166	155	184	171
Worldwide total	$3,732	2,995	$6,080	5,492

Sales by geographic area

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	September 27, 2026	September 28, 2025	Percent Change	September 27, 2026	September 28, 2025	Percent Change
United States	$14,959	13,708	9.1%	$42,822	39,557	8.3%
Europe	5,405	5,440	(0.6)	16,979	15,937	6.5
Western Hemisphere, excluding U.S.	1,385	1,231	12.5	3,987	3,604	10.6
Asia-Pacific, Africa	3,650	3,614	1.0	10,983	10,531	4.3
Total	$25,399	23,993	5.9%	$74,771	69,629	7.4%

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

In the fiscal nine months of 2026, there were no material business combinations.
2025 Transactions
During the fiscal year 2025, the Company acquired Halda Therapeutics OpCo, Inc. (Halda Therapeutics) and Intra-Cellular Therapies, Inc. (Intra-Cellular) for a total of $17.5 billion, net of cash acquired.

Halda Therapeutics

On December 26, 2025, the Company completed the acquisition of Halda Therapeutics, a clinical-stage biotechnology company with proprietary Regulated Induced Proximity TArgeting Chimera (RIPTACTM) platform to develop oral, targeting therapies for multiple types of solid tumors, including prostate cancer, in an all-cash merger transaction for total consideration transferred of approximately $3.05 billion, net of cash acquired. The acquisition was accounted for as a business combination and the results of operations and goodwill are included in the Innovative Medicine segment as of the acquisition date. Included in the total consideration transferred was $0.2 billion of acquisition-related costs, primarily related to post-closing compensation expense due to the acceleration of equity awards. This expense was recorded in Other (income) expense, net. Acquisition related costs before tax for the fiscal nine months of 2026 were not material.

The fair value of the assets acquired is $3.4 billion, which primarily relates to acquired in-process research and development (IPR&D) of $2.8 billion and goodwill of $0.6 billion. The fair value of the liabilities assumed is $0.6 billion, primarily related to deferred taxes. These values are preliminary and based on the best estimate of management, which is subject to change within the measurement period. As of the fiscal nine months ended September 27, 2026, there have been no material measurement period adjustments.

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

The Company acquired all the outstanding shares of Intra-Cellular’s common stock for $132.00 per share in an all-cash merger transaction for total consideration transferred of $14.5 billion. The acquisition was accounted for as a business combination and the results of operations and goodwill are included in the Innovative Medicine segment as of the acquisition date. In addition, acquisition-related costs before tax incurred during the fiscal year 2025 were $0.4 billion, of which $0.1 billion related to post-closing compensation expense due to the acceleration of equity awards and were recorded to Other (income) expense, net. Acquisition related costs before tax for the fiscal nine months of 2026 were not material.

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

Firefly Bio

On July 29, 2026, the Company completed the acquisition of Firefly Bio, Inc. (Firefly), a biotechnology company advancing its proprietary Firelink™ degrader antibody conjugate (DAC) platform, for approximately $1.0 billion in cash. The Company recorded an IPR&D charge of approximately $1.0 billion, and the results of operations are included in the Innovative Medicine segment as of the acquisition date.

In the fiscal nine months of 2025, there were no material asset acquisitions.

In the fiscal nine months of 2026 and 2025, there were no material divestitures.

Other arrangements

Royalty Pharma

In the fiscal first quarter of 2026, the Company entered into a co-funding agreement with Royalty Pharma plc. (Royalty Pharma) under which the Company will receive up to a total of $0.5 billion during the fiscal years 2026 and 2027 to support the clinical development of JNJ-4804, a co-antibody therapy in development to treat chronic immune-mediated diseases. As there is a substantive and genuine transfer of risk to Royalty Pharma, the development funding is recognized as an obligation to perform contractual services. Accordingly, the funding the Company receives is recognized as a reduction to Research and development expense as the Company performs its contractual services.

Form 10-Q	29

If successful, upon regulatory approval of certain indications in the U.S. or other major markets, Royalty Pharma will receive approval-based fixed milestone payments up to approximately $0.5 billion and will also be eligible to receive sales-based milestone payments and low-single digit royalties based on commercial sales. The funding received during the fiscal nine months of 2026 was not material.

Sail Biomedicines

In the fiscal third quarter of 2026, the Company entered into strategic agreements and collaboration with Sail Biomedicines (Sail), a biotechnology company developing in vivo CAR-T therapies for immune-mediated diseases. The Company is collaborating with Sail to advance its lead immune-mediated disease program and broader platform technology, with incentives to expand the application of Sail's in vivo CAR-T platform across additional therapeutic targets over time. Under the terms of the agreements, the Company made total initial payments of $0.8 billion, including a $0.5 billion equity investment recorded within Other assets, and the remainder, primarily related to an option premium payment, is recorded within Other (income) and expense, net on the Consolidated Statement of Earnings. On the Consolidated Statement of Cash Flows, the transaction of $0.8 billion is primarily recorded within purchases of investments and the option premium is recorded as an adjustment to Net Earnings within Asset Write-downs. Additionally, the Company has been granted an exclusive option to acquire Sail for approximately $2.6 billion.

Note 11 — Legal proceedings
Johnson & Johnson and certain of its subsidiaries are involved in various lawsuits and claims regarding product liability; intellectual property; commercial; indemnification and other matters; governmental investigations; and other legal proceedings that arise from time to time in the ordinary course of their business.
The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. As of September 27, 2026, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments, or verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.
In the Company’s opinion, based on its examination of these matters, its experience to date, and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company’s balance sheet, is not expected to have a material adverse effect on the Company’s financial position. However, the resolution of, or increase in accruals for, one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.
Matters concerning talc
As of September 27, 2026, there are approximately 76,500 plaintiffs in the United States with direct claims against the Company and its affiliates in pending lawsuits regarding injuries allegedly due to the use of body powders containing talc, primarily JOHNSON’S Baby Powder.

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

In an effort to expeditiously resolve the litigation for the overwhelming majority of claimants, beginning in October 2021, the Company underwent a series of corporate restructurings which ultimately resulted in two entities, Red River Talc, LLC (Red River) and Pecos River Talc LLC (Pecos River), being assigned all liabilities related in any way to injury or damage, or alleged injury or damage, sustained or incurred in the purchase or use of, or exposure to, talc, including talc contained in any product, or to the risk of, or responsibility for, any such damage or injury, except for any liabilities for which the exclusive remedy is provided under a workers’ compensation statute or act. As a result of the restructurings, all claims in North America related to ovarian and other gynecological cancers were separated and allocated to Red River, and mesothelioma, governmental unit, and certain other claims in North America were allocated to Pecos River. In connection with these restructurings, the Company filed a series of three Chapter 11 bankruptcy proceedings. Ultimately, each of the bankruptcy proceedings was dismissed and, as a result, the Company reversed substantially all, or approximately $7.0 billion, from amounts previously reserved for the bankruptcy resolution in the fiscal first quarter of 2025.

Following the third bankruptcy dismissal, litigation in the tort system recommenced with both ovarian cancer and mesothelioma trials scheduled in various state courts throughout 2026 and beyond. In July 2026, following certain favorable rulings in the multi-district litigation (MDL) pending in the United States District Court for the District of New Jersey and plaintiffs' withdrawal of their causation experts in the first bellwether matters, the Company announced a plan to resolve the ovarian cancer docket. Specifically, the Company reached an agreement with plaintiff firms leading the MDL and related state court proceedings conditioned on, among other things, the express participation of at least 95% of the remaining claims. The proposed resolution calls for a $5.5 billion commitment by the Company. The proposed agreement does not impact the mesothelioma docket, which remains ongoing. The Company also faces litigation in Canada.

As of the third quarter of 2026, the total present value of the reserve for talc related matters is approximately $9.0 billion, comprising the ovarian settlement agreement, executed settlement agreements, litigation defense, and other costs. Approximately half of the reserve is recorded as a current liability.
In February 2018, a securities class action lawsuit was filed against the Company and certain named officers in the United States District Court for the District of New Jersey alleging that the Company violated the federal securities laws by failing to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S Baby Powder, and that purchasers of the Company’s shares suffered losses as a result. In April 2019, the Company moved to dismiss the complaint. In December 2019, the court denied, in part, the motion to dismiss. In December 2023, the court granted plaintiffs’ motion for class certification. In July 2025, the Third Circuit affirmed the court's order granting class certification. In September 2025, the Company petitioned the Third Circuit for rehearing or rehearing en banc, which was denied in October 2025. In February 2026, the Company filed a writ of certiorari with the United States Supreme Court regarding the Third Circuit’s decision, which the Supreme Court denied in April 2026. Expert discovery is proceeding.
In February 2019, the Company’s talc supplier, Imerys Talc America, Inc., and two of its affiliates, Imerys Talc Vermont, Inc. and Imerys Talc Canada, Inc. (collectively, Imerys), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. In February 2021, Cyprus Mines Corporation (Cyprus), which sold certain talc mines and assets to Imerys, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Delaware Bankruptcy Court. In July 2024, the Company, Imerys, Cyprus, and certain of their affiliates (including their parent entities), and the tort claimants' committees and future claimants' representatives appointed in the Imerys debtors' and Cyprus debtors' respective Chapter 11 cases, entered into a global settlement agreement (the Imerys Settlement Agreement) to resolve the parties' ongoing disputes, including disputes raised in the Imerys and Cyprus bankruptcies regarding (i) the Company's alleged obligations to indemnify Imerys and Cyprus for personal injury claims allegedly caused by exposure to talc contained in the Company's products and (ii) entitlements to proceeds of certain of the Company's insurance policies. In October 2024, the Delaware Bankruptcy Court entered an order approving the Imerys Settlement Agreement (the Settlement Order). Certain insurers appealed the Settlement Order and sought a stay of the Settlement Order pending appeal, which the Delaware Bankruptcy Court denied in January 2025. In August 2025, the United States District Court for the District of Delaware denied the insurers' appeal of the Settlement Order. The insurers appealed that decision and, in October 2026, the Third Circuit dismissed the appeal.
Intellectual property
Certain subsidiaries of the Company are involved in legal proceedings and claims related to patent, trademark, and other intellectual property matters arising out of their businesses. Many of these matters involve challenges to the scope and/or validity of patents that relate to various products and/or to allegations that certain of the Company’s products infringe the intellectual property rights of third parties. Although these subsidiaries believe that they have substantial defenses to these challenges and allegations with respect to all significant patents, there can be no assurance as to the outcome of these matters. A loss in any of these cases could adversely affect the ability of these subsidiaries to sell their products, result in loss of sales due to loss of market exclusivity, require the payment of past damages and future royalties, and may result in a non-cash impairment charge for any associated intangible asset.

Form 10-Q	31

Innovative Medicine
INVEGA SUSTENNA
Beginning in January 2018, Janssen Pharmaceutica NV and Janssen Pharmaceuticals, Inc. (collectively, Janssen) filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of INVEGA SUSTENNA before expiration of the Orange Book listed patent. The following entities are named defendants: Eugia Pharma Specialities Ltd. and Eugia US, LLC. The following U.S. patent is included: 9,439,906. In June 2026, Janssen entered into a confidential settlement with Eugia Pharma Specialities Ltd. and Eugia US, LLC.

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
ERLEADA

Beginning in January 2025, Aragon Pharmaceuticals, Inc., Janssen Inc. (collectively, Janssen Inc.), and Sloan-Kettering Institute for Cancer Research (SKI) initiated Statements of Claims under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Sandoz Canada Inc. (Sandoz) in response to Sandoz’s filing of ANDSs seeking approval to market 60 mg and 240 mg generic versions of ERLEADA before the expiration of CA Patent Nos. 3,008,345; 2,875,767; 2,885,415; and 3,128,331. Janssen Inc. and SKI are seeking orders enjoining Sandoz from marketing 60 mg and 240 mg generic versions of ERLEADA before the expiration of the relevant patents. Trial took place in August and September 2026. A decision is pending.

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

Beginning in October 2026, Aragon Pharmaceuticals, Inc. and Janssen Biotech, Inc. initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Lupin Limited and Lupin Pharmaceuticals, Inc. who filed an ANDA seeking approval to market 60 mg generic versions of ERLEADA before the expiration of certain Orange Book listed patents. The following U.S. patents are included in the case: 12,303,493 and 12,303,497.
SPRAVATO
Beginning in May 2023, Janssen Pharmaceuticals, Inc. and Janssen Pharmaceutica NV filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of SPRAVATO before expiration of certain Orange Book listed patents. The following entities are named defendants: Sandoz Inc. (Sandoz) and Alkem Laboratories Ltd. The following U.S. patents are included in one or more cases: 10,869,844; 11,173,134; 11,311,500; and 11,446,260. A trial against Sandoz took place in February 2026. In August 2026, the United States District Court for the District of New Jersey issued a decision finding that the asserted patents are infringed and not invalid. In September 2026, Sandoz appealed.
CAPLYTA
Beginning in March 2024, Intra-Cellular Therapies, Inc. (Intra-Cellular) filed patent infringement lawsuits in the United States District Court for the District of New Jersey against generic manufacturers who have filed ANDAs seeking approval to market generic versions of CAPLYTA before expiration of certain Orange Book listed patents. The following entities are named defendants: Zydus Pharmaceuticals (USA) Inc. and Zydus Lifesciences Ltd. The following U.S. patents are included: RE 48,825; RE 48,839; 8,648,077; 9,168,258; 9,199,995; 9,616,061; 9,956,227; 10,117,867; 10,464,938; 10,960,009; 11,026,951; 11,753,419; 11,980,617; 12,070,459; 12,090,155; 12,122,792; 12,128,043; 12,409,176; and 12,410,195. In August 2026, Intra-Cellular, Zydus Pharmaceuticals (USA) Inc., and Zydus Lifesciences Ltd. entered into a confidential settlement agreement and the case was dismissed.

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

DARZALEX

In February 2026, BIOCAD JSC (BIOCAD) and PK-137 LLC filed a lawsuit against Genmab A/S and Johnson & Johnson LLC in the Arbitrazh Court of Moscow Region seeking: (1) a declaration of entitlement to use the inventions claimed in Genmab’s EA Patent No. 015584 in the manufacture/marketing of their drug “Daratumia” (INN daratumumab) starting from March 24, 2026, on the basis that patent EA 015584 expires March 23, 2026; (2) a declaration that Genmab’s and Johnson & Johnson LLC’s actions in obtaining PTE extending Genmab’s EA Patent No. 037929 and sending warning letters to BIOCAD asserting infringement risks after March 24, 2026 constitute unfair competition under Article 14.8 of Law on Protection of Competition (EA 037929 has PTE until March 23, 2031); and (3) an order restraining Genmab and Johnson & Johnson LLC from creating obstacles to BIOCAD’s introduction of “Daratumia” into civil circulation starting from March 24, 2026. In September 2026, BIOCAD and PK-137 LLC withdrew their unfair competition claim and BIOCAD launched its biosimilar daratumumab product at risk.
SIMPONI
In March 2026, Janssen Biotech, Inc. and Janssen Sciences Ireland Unlimited Company (collectively, Janssen) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Accord BioPharma, Inc. (Accord) and Bio-Thera Solutions, Ltd. (Bio-Thera) in response to Accord’s filing of an aBLA seeking approval to market biosimilar versions of SIMPONI and SIMPONI ARIA and providing notice of commercial marketing pursuant to 42 U.S.C. § 262(l)(8)(A) for those biosimilar products. The following U.S. patents are included in the case: 8,017,325; 8,586,356; 8,852,889; 8,956,830; 9,170,249; 9,217,168; 9,475,858; 9,487,810; 9,663,810; 9,890,410; 12,129,292; 12,139,735; and 12,180,271. The following U.S. patents were dismissed without prejudice: 11,014,982; 11,041,020; 12,122,824; and 12,291,566. Janssen sought an order enjoining defendants from marketing their biosimilar versions of SIMPONI and SIMPONI ARIA before the expiration of the asserted patents. In September 2026, the court preliminarily enjoined Accord and Bio-Thera pending trial. Trial is scheduled for March 2028. Accord and Bio-Thera appealed the injunction.

In March 2026, Accord BioPharma, Inc., Intas Pharmaceuticals Ltd., and Bio-Thera Solutions, Ltd. submitted four petitions requesting inter partes review (IPR) of U.S. patent nos. 11,014,982; 11,041,020; 12,122,824; and 12,291,566. In September 2026, the U.S. Patent & Trademark Office instituted review of the patents. A final written decision is expected by September 2027.

In June 2026, Janssen Biotech, Inc. and Janssen Sciences Ireland Unlimited Company (collectively, Janssen) filed a patent infringement lawsuit in the United States District Court for the Eastern District of Virginia against Alvotech hf. and Alvotech USA Inc. (Alvotech USA) in response to Alvotech USA’s filing of aBLAs seeking approval to market biosimilar versions of SIMPONI and SIMPONI ARIA and providing notice of commercial marketing pursuant to 42 U.S.C. § 262(l)(8)(A) for those biosimilar products. The following U.S. patents are included in the case: 8,017,325; 8,852,889; 8,956,830; 9,170,249; 9,217,168; 9,475,858; 9,487,810; 9,663,810; 9,890,410; 10,421,986; 11,225,516; 12,139,735; 12,534,524; and 12,595,454. Janssen is seeking an order enjoining defendants from marketing their biosimilar versions of SIMPONI and SIMPONI ARIA before the expiration of the asserted patents. In July 2026, Janssen filed a motion for preliminary injunction pending trial. In September 2026, Teva Pharmaceuticals USA Inc. intervened seeking a declaratory judgment of noninfringement and invalidity. No trial date has been set.
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

Form 10-Q	33

In November 2017, Maquet Cardiovascular LLC filed suit against Abiomed, Inc., Abiomed R&D, Inc., and Abiomed Europe GmbH in the United States District Court for the District of Massachusetts alleging that certain Impella products infringe Maquet patents. U.S. Patent No. 10,238,783 remains in the suit, and trial was held in May 2026. The jury returned a verdict in Abiomed's favor. Post-trial motions are pending.

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

In March 2017, Janssen Biotech, Inc. (JBI) received a Civil Investigative Demand from the United States Department of Justice (DOJ) regarding a False Claims Act investigation concerning management and advisory services provided to rheumatology and gastroenterology practices that purchased REMICADE or SIMPONI ARIA. In August 2019, the DOJ notified JBI that it was closing the investigation. Subsequently, the United States District Court for the District of Massachusetts unsealed a qui tam False Claims Act complaint, which was served on the Company. The DOJ declined to intervene in the qui tam lawsuit in August 2019. In September 2026, the court denied relator/plaintiff's motion for summary judgment and granted the Company's motion for summary judgment in full, thus obviating the need for a trial. Relator/plaintiff has until October 30, 2026 to file a notice of appeal.
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

In October 2017, certain United States service members, civilians, and their families brought a complaint against a number of pharmaceutical and medical devices companies, including the Company and certain of its subsidiaries in the United States District Court for the District of Columbia, alleging that the defendants violated the United States Anti-Terrorism Act. The complaint alleges that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health. In July 2020, the district court dismissed the operative complaint. In January 2022, the United States Court of Appeals for the District of Columbia Circuit reversed the district court’s decision. In June 2024, the Supreme Court vacated the D.C. Circuit's decision and remanded the case to the D.C. Circuit for reconsideration. In January 2026, the D.C. Circuit affirmed its reversal of the district court's dismissal of the complaint. In August 2026, defendants filed a petition for a writ of certiorari to the Supreme Court. In September 2026, defendants filed an additional motion to dismiss certain claims in the operative complaint.

In September 2026, additional United States service members, civilians, and their families filed an action against the same defendants in the United States District Court for the District of Columbia alleging similar claims, including violation of the Anti-Terrorism Act.

In February 2024, a putative class action was filed against the Company and the Pension & Benefits Committee of Johnson & Johnson in the United States District Court for the District of New Jersey. The complaint alleges that the defendants breached fiduciary duties under the Employee Retirement Income Security Act (ERISA) by allegedly mismanaging the Company’s prescription-drug benefits program. The complaint seeks damages and other relief. In March 2025, plaintiffs filed a second amended complaint. In November 2025, the court granted defendants' motion to dismiss plaintiffs' fiduciary duty claims. Plaintiffs voluntarily withdrew their remaining claim, and the court entered final judgment in defendants' favor in January 2026. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit.

MedTech
In October 2020, Fortis Advisors LLC, as representative of the former stockholders of Auris Health Inc. (Auris), filed a complaint against the Company alleging breach of contract, fraud, and other causes of action in connection with Ethicon’s acquisition of Auris in 2019. In January 2026, the Company paid a $0.8 billion judgment, inclusive of interest.

In October 2019, Innovative Health, LLC filed a complaint against Biosense Webster, Inc. (BWI) in the United States District Court for the Central District of California. The complaint alleges that certain of BWI's business practices and contractual terms violate the antitrust laws of the United States and the State of California by restricting competition in the sale of High-Density Mapping Catheters and Ultrasound Catheters. In May 2025, a jury returned its verdict in favor of Innovative Health. In August 2025, the court issued a permanent injunction concerning BWI's business practices. BWI appealed both the jury verdict and the permanent injunction. In June 2026, briefing of the appeal was completed.

Innovative Medicine

In October 2018, two separate putative class actions were filed against Actelion Pharmaceuticals Ltd., Actelion Pharmaceuticals US, Inc. and Actelion Clinical Research, Inc. (collectively, Actelion) in the United States District Court for the District of Maryland and the United States District Court for the District of Columbia. The complaints allege that Actelion violated state and federal antitrust and unfair competition laws by allegedly refusing to supply generic pharmaceutical manufacturers with samples of TRACLEER. TRACLEER is subject to a Risk Evaluation and Mitigation Strategy required by the U.S. Food and Drug Administration, which imposes restrictions on distribution of the product. In January 2019, plaintiffs dismissed the District of Columbia case and filed a consolidated complaint in the United States District Court for the District of Maryland. In September 2024, the district court granted plaintiffs' motion for class certification. In February 2026, the parties agreed to settle the matter. In July 2026, the court granted final approval of the settlement.

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

In December 2018, Janssen Biotech, Inc., Janssen Oncology, Inc., Janssen Research & Development, LLC, and the Company (collectively, Janssen) were served with a qui tam complaint on behalf of the United States, certain states, and the District of Columbia. The complaint alleges that Janssen violated the federal False Claims Act and state law when providing pricing information for ZYTIGA to the government in connection with direct sales and reimbursement programs. The federal and state governments have declined to intervene, and the lawsuit is being prosecuted by the relator. In December 2021, the United States District Court for the District of New Jersey denied Janssen's motion to dismiss. Daubert proceedings are ongoing.

In August 2025, Xoma Corporation (Xoma) filed a complaint against Janssen Biotech, Inc. (Janssen) in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges breach of contract, unjust enrichment, and declaratory relief

Form 10-Q	35

claims against Janssen regarding the alleged failure to obtain a license from Xoma in connection with Janssen's commercialization of TREMFYA. In December 2025, the court denied Janssen's motion to dismiss.

Note 12 — Restructuring
In the fiscal second quarter of 2026, the Company initiated a supply chain restructuring program primarily in the Innovative Medicine segment to exit certain manufacturing locations as part of its optimization efforts to streamline operations. The pre-tax restructuring expense in the fiscal third quarter of 2026 primarily related to exit costs. Total project costs of approximately $0.3 billion have been recorded since the restructuring was announced. The program is expected to be substantially complete by the end of 2029 with estimated costs between $0.7 billion and $0.8 billion, and include site and supplier exit costs, decommissioning and asset impairments costs.
In fiscal 2025, the Company initiated a restructuring program of its Surgery franchise within the MedTech segment to simplify and focus operations by exiting certain non-strategic product lines and optimize select sites across the network. The pre-tax restructuring expense in the fiscal third quarter of 2026 and 2025 primarily included costs related to product exits. Total project costs of approximately $0.4 billion have been recorded since the restructuring was announced. This program will be completed as of the fiscal fourth quarter of 2026 at a total project cost of approximately $0.6 billion.
In fiscal 2023, the Company initiated a restructuring program of its Orthopaedics franchise within its MedTech segment to streamline operations by exiting certain markets, product lines and distribution network arrangements. The pre-tax restructuring expense in the fiscal third quarter of 2026 primarily included costs related to market and product exits. The pre-tax restructuring expense in the fiscal third quarter of 2025 primarily included asset impairments as well as market and product exits. Total project costs of approximately $0.9 billion have been recorded since the restructuring was announced. This program will be completed as of the fourth quarter of 2026 at a total cost of approximately $1.0 billion.
The following table summarizes the restructuring expenses for 2026 and 2025:

(Pre-tax Dollars in Millions)	Q3 2026	Q3 2025	Q3 YTD 2026	Q3 YTD 2025
Innovative Medicine supply chain(1)	$74	—	274	—
MedTech Segment Surgery franchise(2)	80	128	194	157
MedTech Segment Orthopaedics franchise(3)	41	40	65	145
Total Programs	$195	168	533	302
(1)Included $103 million in Restructuring, a reversal of $18 million expense in Cost of products sold and a reversal of $11 million expense in Other (Income)/Expense on the Consolidated Statement of Earnings in the fiscal third quarter of 2026. Included $171 million in Other (Income)/Expense and $103 million in Restructuring on the Consolidated Statement of Earnings in the fiscal nine months of 2026.
(2)Included $44 million in Restructuring, $6 million in Cost of products sold and $30 million in Other (Income)/Expense on the Consolidated Statement of Earnings in the fiscal third quarter of 2026. Included $105 million in Restructuring, $30 million in Cost of products sold and $59 million in Other (Income)/Expense on the Consolidated Statement of Earnings in the fiscal nine months of 2026. Included $35 million in Restructuring and $93 million in Other income and expense on the Consolidated Statement of Earnings in the fiscal third quarter of 2025. Included $64 million in Restructuring and $93 million in Other income and expense on the Consolidated Statement of Earnings in the fiscal nine months of 2025.
(3)Included $34 million in Restructuring and $7 million in Cost of products sold on the Consolidated Statement of Earnings in the fiscal third quarter of 2026. Included $39 million in Restructuring, $25 million in Cost of products sold and $1 million in Other (Income)/Expense on the Consolidated Statement of Earnings in the fiscal nine months of 2026. Included $28 million in Restructuring and $12 million in Cost of products sold on the Consolidated Statement of Earnings in the fiscal third quarter of 2025. Included $80 million in Restructuring, $35 million in Cost of products sold and $30 million in Other (Income)/Expense on the Consolidated Statement of Earnings in the fiscal nine months of 2025.
Restructuring reserves as of September 27, 2026 and December 28, 2025 were insignificant.

Item 2 — Management’s discussion and analysis of financial condition and results of operations
Results of operations
Sales to customers
Analysis of consolidated sales
For the fiscal nine months of 2026, worldwide sales were $74.8 billion, a total increase of 7.4%, including an operational* increase of 6.0% as compared to 2025 fiscal nine months sales of $69.6 billion. Currency fluctuations had a positive impact of 1.4% for the fiscal nine months of 2026. In the fiscal nine months of 2026, acquisitions and divestitures had a net positive impact of 0.3%, on worldwide operational sales growth, primarily related to CAPLYTA. In the fiscal nine months of 2026, the negative impact of the STELARA sales decline, due to biosimilar competition, on worldwide operational sales was approximately 4.7%.
Sales by U.S. companies were $42.8 billion in the fiscal nine months of 2026, which represented an increase of 8.3% as compared to the prior year. In the fiscal nine months of 2026, acquisitions and divestitures had net positive impact of 0.7% on U.S. operational sales growth, primarily related to CAPLYTA. In the fiscal nine months of 2026, the negative impact of the STELARA sales decline, due to biosimilar competition on U.S. operational sales was approximately 6.6%. Sales by international companies were $31.9 billion, which represented an increase of 6.2%, including an operational increase of 3.0%, and a positive currency impact of 3.2% as compared to the fiscal nine months sales of 2025. In the fiscal nine months of 2026, the net impact of acquisitions and divestitures on international operational sales growth was a negative 0.1%. In the fiscal nine months of 2026, the negative impact of the STELARA sales decline, due to biosimilar competition, on international operational sales was approximately 2.4%.
In the fiscal nine months of 2026, sales by companies in Europe achieved growth of 6.5%, which included an operational increase of 2.3% and a positive currency impact of 4.2%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 10.6%, which included an operational increase of 4.5% and a positive currency impact of 6.1%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 4.3%, including operational growth of 3.6% and a positive currency impact of 0.7%.
Fiscal nine months 2026
sales by geographic region (in billions)
Fiscal nine months 2026
sales by segment (in billions)
Note: values may have been rounded
*operational excludes the effect of translational currency

Form 10-Q	37

For the fiscal third quarter of 2026, worldwide sales were $25.4 billion, a total increase of 5.9%, which included operational growth of 6.0% and a negative currency impact of 0.1% as compared to 2025 fiscal third quarter sales of $24.0 billion. In the fiscal third quarter of 2026, the net impact of acquisitions and divestitures on worldwide operational sales growth was a negative 0.1%. In the fiscal third quarter of 2026, the negative impact of the STELARA sales decline, due to biosimilar competition, on worldwide operational sales was approximately 4.2%.
Sales by U.S. companies were $15.0 billion in the fiscal third quarter of 2026, which represented an increase of 9.1% as compared to the prior year. In the fiscal third quarter of 2026, there was no net impact from acquisitions and divestitures on U.S. operational sales growth. In the fiscal third quarter of 2026, the negative impact of the STELARA sales decline, due to biosimilar competition on U.S. operational sales was approximately 5.9%. Sales by international companies were $10.4 billion, a total increase of 1.5%, which included operational growth of 1.8% and a negative currency impact of 0.3%. In the fiscal third quarter of 2026, the net impact of acquisitions and divestitures on international operational sales growth was a negative 0.1%. In the fiscal third quarter of 2026, the negative impact of the STELARA sales decline, due to biosimilar competition, on international operational sales was approximately 2.1%.
In the fiscal third quarter of 2026, sales by companies in Europe experienced a sales decline of 0.6%, which included operational growth of 1.0% offset by a negative currency impact of 1.6%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 12.5%, which included operational growth of 8.0% and a positive currency impact of 4.5%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 1.0%, which included operational growth of 1.0% and 0.0% impact from currency.
Q3 2026
Sales by Geographic Region (in billions)
Q3 2026
Sales by Segment (in billions)
Note: values may have been rounded

Analysis of sales by business segments
Innovative Medicine
Innovative Medicine segment sales in the fiscal nine months of 2026 were $48.6 billion, an increase of 8.8% as compared to the same period a year ago, with an operational increase of 7.4% and a positive currency impact of 1.4%. U.S. Innovative Medicine sales increased 9.9% as compared to the same period a year ago. International Innovative Medicine sales increased by 7.2%, including an operational increase of 3.6% and a positive currency impact of 3.6%. In the fiscal nine months of 2026, the net impact of acquisitions and divestitures on the Innovative Medicine segment operational sales growth was a positive 0.5%, primarily related to CAPLYTA. In the fiscal nine months of 2026, the negative impact of the STELARA sales decline, due to biosimilar competition, was an approximate 7.8%, 10.4% and 4.2% on worldwide, U.S. and international Innovative Medicine segment operational sales, respectively.
Major Innovative Medicine therapeutic area sales — Fiscal Nine Months Ended

(Dollars in Millions)	September 27, 2026	September 28, 2025	Total Change	Operations Change	Currency Change
Oncology	$21,981	$18,519	18.7%	16.8%	1.9%
DARZALEX	12,410	10,448	18.8	17.0	1.8
CARVYKTI	1,964	1,332	47.4	45.5	1.9
TECVAYLI	774	494	56.7	55.7	1.0
TALVEY	497	314	58.3	57.5	0.8
RYBREVANT/ LAZCLUZE	866	518	67.4	67.5	(0.1)
ERLEADA	2,967	2,615	13.5	10.8	2.7
IMBRUVICA	1,822	2,139	(14.8)	(17.5)	2.7
Other Oncology(1)	680	659	3.2	2.9	0.3
Immunology	11,445	11,868	(3.6)	(4.8)	1.2
TREMFYA	6,050	3,566	69.7	67.9	1.8
SIMPONI/ SIMPONI ARIA	1,833	2,036	(10.0)	(11.6)	1.6
REMICADE	1,154	1,398	(17.5)	(18.4)	0.9
STELARA	2,112	4,848	(56.4)	(57.2)	0.8
Other Immunology	297	21	*	*	*
Neuroscience	6,887	5,722	20.3	19.5	0.8
SPRAVATO	1,676	1,193	40.5	39.7	0.8
CAPLYTA(2)	1,029	451	*	*	—
INVEGA SUSTENNA/ XEPLION/ INVEGA TRINZA/ TREVICTA	3,051	2,824	8.0	7.4	0.6
CONCERTA/methylphenidate	425	452	(5.9)	(7.0)	1.1
Other Neuroscience	706	803	(12.1)	(14.2)	2.1
Pulmonary Hypertension	3,175	3,253	(2.4)	(3.0)	0.6
UPTRAVI	1,460	1,411	3.5	2.6	0.9
OPSUMIT/ OPSYNVI	1,580	1,682	(6.1)	(6.6)	0.5
Other Pulmonary Hypertension	135	160	(15.6)	(15.4)	(0.2)
Infectious Diseases	2,465	2,434	1.3	(1.1)	2.4
EDURANT/rilpivirine	1,145	1,103	3.8	0.0	3.8
PREZISTA/ PREZCOBIX/ REZOLSTA/ SYMTUZA	1,196	1,196	0.0	(0.9)	0.9
Other Infectious Diseases	124	135	(8.2)	(11.7)	3.5
Cardiovascular / Metabolism / Other	2,614	2,842	(8.0)	(8.5)	0.5
XARELTO	1,959	1,946	0.7	0.7	—
Other	655	896	(26.9)	(28.5)	1.6
Total Innovative Medicine Sales	$48,567	$44,638	8.8%	7.4%	1.4%

Form 10-Q	39

Innovative Medicine segment sales in the fiscal third quarter of 2026 were $16.8 billion, an increase of 7.7% as compared to the same period a year ago, including an operational increase of 7.9% and a negative currency impact of 0.2%. U.S. Innovative Medicine sales increased 11.1% as compared to the same period a year ago. International Innovative Medicine sales increased by 2.4%, including an operational increase of 3.0% and a negative currency impact of 0.6%. In the fiscal third quarter of 2026, the impact of divestitures on the worldwide Innovative Medicine segment operational sales growth was a negative 0.1%. In the fiscal third quarter of 2026, the negative impact of the STELARA sales decline, due to biosimilar competition, was an approximate 6.9%, 9.2% and 3.8% on worldwide, U.S. and international Innovative Medicine segment operational sales, respectively.
Major Innovative Medicine therapeutic area sales — Fiscal Third Quarter Ended

(Dollars in Millions)	September 27, 2026	September 28, 2025	Total Change	Operations Change	Currency Change
Oncology	$7,602	$6,529	16.4%	16.7%	(0.3)%
DARZALEX	4,239	3,672	15.4	15.6	(0.2)
CARVYKTI	710	524	35.5	35.2	0.3
TECVAYLI	312	177	76.6	77.3	(0.7)
TALVEY	171	122	40.9	42.1	(1.2)
RYBREVANT/ LAZCLUZE	320	198	62.3	63.5	(1.2)
ERLEADA	1,023	936	9.4	9.4	0.0
IMBRUVICA	563	695	(18.8)	(18.4)	(0.4)
Other Oncology(1)	262	207	26.3	26.7	(0.4)
Immunology	4,221	4,168	1.3	1.4	(0.1)
TREMFYA	2,396	1,424	68.3	68.2	0.1
SIMPONI/ SIMPONI ARIA	568	687	(17.3)	(17.1)	(0.2)
REMICADE	394	476	(17.3)	(17.6)	0.3
STELARA	716	1,570	(54.4)	(54.0)	(0.4)
Other Immunology	147	12	*	*	*
Neuroscience	2,375	2,024	17.3	17.6	(0.3)
SPRAVATO	624	459	36.1	36.0	0.1
CAPLYTA	398	240	66.1	66.1	—
INVEGA SUSTENNA/ XEPLION/ INVEGA TRINZA/ TREVICTA	998	929	7.3	7.5	(0.2)
CONCERTA/ methylphenidate	143	140	2.1	2.9	(0.8)
Other Neuroscience	212	256	(17.3)	(16.2)	(1.1)
Pulmonary Hypertension	897	1,115	(19.5)	(19.2)	(0.3)
UPTRAVI	483	484	(0.1)	(0.2)	0.1
OPSUMIT/ OPSYNVI	372	578	(35.7)	(35.2)	(0.5)
Other Pulmonary Hypertension	42	53	(19.7)	(17.7)	(2.0)
Infectious Diseases	813	829	(1.8)	(1.1)	(0.7)
EDURANT/rilpivirine	386	385	0.4	1.8	(1.4)
PREZISTA/ PREZCOBIX/ REZOLSTA/ SYMTUZA	381	397	(3.8)	(3.6)	(0.2)
Other Infectious Diseases	46	47	(3.0)	(4.5)	1.5
Cardiovascular / Metabolism / Other	849	899	(5.6)	(5.5)	(0.1)
XARELTO	653	635	2.7	2.7	—
Other	197	264	(25.5)	(25.3)	(0.2)
Total Innovative Medicine Sales	$16,757	$15,563	7.7%	7.9%	(0.2)%
*percentage greater than 100% or not meaningful
(1) Includes sales of ZYTIGA which were previously disclosed separately
(2) Acquired with Intra-Cellular Therapies on April 2, 2025

Oncology products achieved operational sales growth of 16.7% as compared to the same period a year ago. Contributors to the growth were: DARZALEX (daratumumab) driven by strong share gains and market growth, CARVYKTI (ciltacabtagene autoleucel) driven by share gains and continued site expansion, TECVAYLI (teclistamab-cqyv) driven by share gains from the U.S. TECVAYLI + DARZALEX FASPRO approval, TALVEY (talquetamab-tgvs) driven by share gains from expansion in the community setting, RYBREVANT (amivantamab)/LAZCLUZE (lazertinib) driven by launch uptake and share gains, ERLEADA (apalutamide) due to continued share gains and market growth partially offset by unfavorable patient mix and Other Oncology driven by the U.S. launch uptake of INLEXZO (gemcitabine intravesical system). Growth was partially offset by a decline in IMBRUVICA (ibrutinib) sales due to share loss from competitive pressures and unfavorable patient mix.
Immunology products achieved operational sales growth of 1.4% as compared to the same period a year ago due to the growth of TREMFYA (guselkumab) driven by share gains across all indications with significant IBD launch momentum and market growth as well as growth in Other Immunology driven by IMAAVY (nipocalimab) and ICOTYDE (icotrokinra) launch uptake in the U.S. Growth was partially offset by a decline of STELARA (ustekinumab) driven by the impact of biosimilar competition and increasing adoption of novel classes as well as declines of SIMPONI/SIMPONI ARIA (golimumab) and REMICADE (infliximab) driven by share loss, biosimilar competition, and unfavorable patient mix partially offset by market growth.
The Company expects STELARA biosimilars to continue to negatively impact the Company’s sales of STELARA. Biosimilars for SIMPONI have entered the European market in the second quarter of 2026, with a potential U.S. entrant later in 2026. This will likely result in a reduction in future sales.
Neuroscience products achieved operational growth of 17.6% as compared to the same period a year ago. The sales growth of SPRAVATO (esketamine) was driven by continued share gains, supported by increased patient demand due to strong physician adoption. Growth of CAPLYTA (lumateperone) was driven by strong continued momentum in the adjunctive treatment of Major Depressive Disorder (aMDD) launch and continued demand across bipolar disorder and schizophrenia. Growth of INVEGA SUSTENNA / XEPLION / INVEGA TRINZA / TREVICTA was primarily driven by favorable patient and inventory dynamics partially offset by share loss.
Pulmonary Hypertension products experienced an operational sales decline of 19.2% as compared to the same period a year ago. The sales of UPTRAVI (selexipag) were flat due to unfavorable patient mix partially offset by market and share growth. There are potential generic entrants in 2027 in the U.S. and Europe which will likely result in a reduction in future sales. The sales decline of OPSUMIT (macitentan)/OPSYNVI (macitentan/tadalafil) was driven by lower demand following U.S. generic entrants late in the second quarter of 2026. There are potential generic entrants in 2027 in Europe which will likely result in a reduction in future sales.
Infectious disease products experienced an operational sales decline of 1.1% as compared to the same period a year ago. The sales decrease of PREZISTA/ PREZCOBIX/ REZOLSTA/ SYMTUZA was driven by declines in share and market partially offset by favorable patient mix.
Cardiovascular / Metabolism / Other products experienced an operational sales decline of 5.5% as compared to the same period a year ago. The sales decline was partially offset by an increase in XARELTO (rivaroxaban) sales primarily driven by favorable patient mix partially offset by continued share erosion. There are potential generic entrants in 2027 in the U.S. which will likely result in a reduction in future sales.
The Company recently announced a policy revising the 340B pricing offer on its covered outpatient drugs to require covered entities to submit limited, commercially standard claims data for each 340B-eligible drug dispense or administration. Subject to each covered entity’s submission of appropriate claims data, the Company will continue to offer the covered entity access to 340B pricing on the Company’s covered outpatient drugs up-front at the time of purchase. The Company also recently updated its 340B contract pharmacy policy, which permits covered entities to designate up to one contract pharmacy for dispensing of the Company’s 340B-priced covered outpatient drugs. A covered entity may continue to purchase and receive 340B pricing on such drugs dispensed or administered at its own eligible locations. Both policies include exceptions for certain covered entities.
The Company believes these policies are necessary to identify and address duplicate discounts, diversion, and other non-compliance and improve program oversight and dispute resolution. The 340B Drug Pricing Program is a U.S. federal government program that requires drug manufacturers to provide significant discounts on covered outpatient drugs to covered entities as a condition of manufacturers receiving reimbursement for their drugs under Medicaid and Medicare Part B.

Form 10-Q	41

MedTech
The MedTech segment sales in the fiscal nine months of 2026 were $26.2 billion, an increase of 4.9% as compared to the same period a year ago, with an operational increase of 3.5% and a positive currency impact of 1.4%. U.S. MedTech sales increased by 4.8%. International MedTech sales increased by 4.9%, including an operational increase of 2.2% and a positive currency impact of 2.7%. In the fiscal nine months of 2026, the net impact of acquisitions and divestitures on the MedTech segment operational sales growth was a negative 0.1%.
Major MedTech franchise sales — Fiscal Nine Months Ended

(Dollars in Millions)	September 27, 2026	September 28, 2025	Total Change	Operations Change	Currency Change
Cardiovascular	$7,088	$6,629	6.9%	5.8%	1.1%
Electrophysiology	4,509	4,209	7.1	5.6	1.5
Abiomed	1,340	1,291	3.8	3.5	0.3
Shockwave	965	828	16.6	16.6	0.0
Other Cardiovascular	273	302	(9.4)	(11.3)	1.9
Surgery	7,692	7,493	2.7	0.8	1.9
Advanced	3,467	3,402	1.9	0.2	1.7
General	4,225	4,092	3.3	1.3	2.0
Vision	4,277	4,048	5.6	4.8	0.8
Contact Lenses/Other	3,047	2,902	5.0	4.4	0.6
Surgical	1,230	1,147	7.3	5.9	1.4
Orthopaedics	7,146	6,820	4.8	3.6	1.2
Hips	1,296	1,235	4.9	3.6	1.3
Knees	1,216	1,155	5.3	4.2	1.1
Trauma	2,504	2,333	7.3	6.2	1.1
Spine, Sports & Other	2,131	2,096	1.7	0.4	1.3
Total MedTech Sales	$26,204	$24,991	4.9%	3.5%	1.4%

MedTech segment sales in the fiscal third quarter of 2026 were $8.6 billion, an increase of 2.5% as compared to the same period a year ago, which included operational growth of 2.5% and currency impact of 0.0%. U.S. MedTech sales increased by 4.8%. International MedTech sales increased by 0.1%, including operational growth of 0.1% and a currency impact of 0.0%. In the fiscal third quarter of 2026, the net impact of acquisitions and divestitures on the MedTech segment operational sales growth was 0.0%.
Major MedTech franchise sales — Fiscal Third Quarter Ended

(Dollars in Millions)	September 27, 2026	September 28, 2025	Total Change	Operations Change	Currency Change
Cardiovascular	$2,307	$2,213	4.3%	4.1%	0.2%
Electrophysiology	1,487	1,418	4.9	4.4	0.5
Abiomed	412	423	(2.3)	(1.5)	(0.8)
Shockwave	325	278	16.8	17.2	(0.4)
Other Cardiovascular	81	95	(13.9)	(14.7)	0.8
Surgery	2,528	2,542	(0.6)	(1.0)	0.4
Advanced	1,155	1,165	(0.9)	(1.3)	0.4
General	1,373	1,378	(0.3)	(0.8)	0.5
Vision	1,461	1,400	4.4	5.1	(0.7)
Contact Lenses/Other	1,053	1,018	3.5	4.3	(0.8)
Surgical	408	383	6.8	7.1	(0.3)
Orthopaedics	2,345	2,274	3.2	3.4	(0.2)
Hips	419	405	3.1	3.3	(0.2)
Knees	386	377	2.5	3.1	(0.6)
Trauma	844	793	6.4	6.5	(0.1)
Spine, Sports & Other	697	698	(0.1)	0.1	(0.2)
Total MedTech Sales	$8,642	$8,430	2.5%	2.5%	0.0%
The Cardiovascular franchise achieved operational sales growth of 4.1% as compared to the prior year fiscal third quarter. Electrophysiology sales growth was driven by procedure growth, commercial execution and new product performance (VARIPULSE, TRUPULSE, CRYSTAL and DUAL ENERGY STSF) partially offset by competitive pressures in Pulsed Field Ablation catheters and inventory dynamics outside the U.S. Abiomed sales decline was driven by lower patient volumes partially offset by sustained adoption of Impella 5.5. Shockwave sales growth was driven by strong adoption of Coronary and Peripheral portfolios and new product launches.
The Surgery franchise experienced an operational sales decline of 1.0% as compared to the prior year fiscal third quarter. The Advanced Surgery operational decline was primarily driven by China volume-based procurement, the impact of the surgery transformation program and disruptions in the Middle East across all platforms as well as competitive pressures in Endocutters and Energy. This was partially offset by the strength of the portfolio and commercial execution in Biosurgery and new product launches in Energy and Endocutters. The operational decline in General Surgery was primarily driven by China volume-based procurement partially offset by technology penetration and upgrades within the differentiated Wound Closure portfolio coupled with market expansion.
The Vision franchise achieved operational sales growth of 5.1% as compared to the prior year fiscal third quarter. The Contact Lenses/Other operational growth was driven by strong performance in the ACUVUE OASYS 1-Day family of products including recent launches and strategic price actions partially offset by inventory dynamics. The Surgical operational growth was primarily driven by the strength of recent product innovations, robust demand for premium IOLs and strong commercial execution partially offset by disruptions in the Middle East.
The Orthopaedics franchise achieved operational sales growth of 3.4% as compared to the prior year fiscal third quarter. The operational growth in Hips was due to new product launches. The operational growth in Knees was driven by the strength of the ATTUNE portfolio driven in part by pull through related to the VELYS Robotic assisted solutions. The operational growth in Trauma was primarily driven by recently launched products and commercial execution partially offset by inventory dynamics outside the U.S. The operational growth in Spine, Sports & Other was driven by new product innovations partially offset by competitive pressures and inventory dynamics.
In October 2025, the Company announced its intention to separate its Orthopaedics business and expects the separation to be completed in mid-2027.

Form 10-Q	43

Analysis of consolidated earnings before provision for taxes on income
Consolidated earnings before provision for taxes on income for the fiscal nine months of 2026 was $12.8 billion representing 17.1% of sales as compared to $27.6 billion in the fiscal nine months of 2025, representing 39.7% of sales. Consolidated earnings before provision for taxes on income for the fiscal third quarter of 2026 was $34.0 million representing 0.1% of sales as compared to $7.5 billion in the fiscal third quarter of 2025, representing 31.2% of sales. The fiscal third quarter and nine months of 2026 includes a charge of approximately $5.5 billion related to the proposed talc ovarian litigation resolution and $1.0 billion of acquired in-process research and development expense related to the acquisition of Firefly Bio, Inc. The fiscal nine months of 2025 includes approximately $7.0 billion related to the talc reserve reversal.
Cost of products sold
(Dollars in billions. Percentages in chart are as a percent to total sales)
Fiscal nine months Q3 2026 versus Fiscal nine months Q3 2025
Cost of products sold increased slightly as a percent to sales driven by:
•Unfavorable product mix primarily driven by the decline of STELARA sales in the Innovative Medicine business
•Increased intangible asset amortization expense in the Innovative Medicine segment for Intra-Cellular (additional CAPLYTA indication)
partially offset by
•Impact of tariff recoveries of approximately $0.2 billion in the MedTech business
•Favorable currency in the Innovative Medicine business
The intangible asset amortization expense included in cost of products sold for the fiscal nine months of 2026 and 2025 was $3.7 billion and $3.4 billion, respectively.

Q3 2026 versus Q3 2025
Cost of products sold increased as a percent to sales primarily driven by:
•Unfavorable product mix primarily driven by the decline of STELARA sales in the Innovative Medicine business
•Increased intangible asset amortization expense in the Innovative Medicine segment for Intra-Cellular (additional CAPLYTA indication)
partially offset by
•Impact of tariff recoveries of approximately $0.2 billion in the MedTech business
The intangible asset amortization expense included in cost of products sold for the fiscal third quarters of 2026 and 2025 was $1.2 billion and $1.0 billion, respectively.

Selling, marketing and administrative expenses
(Dollars in billions. Percentages in chart are as a percent to total sales)
Fiscal nine months Q3 2026 versus Fiscal nine months Q3 2025
Selling, Marketing and Administrative Expenses increased as a percent to sales primarily driven by:
•Commercial investments in the Innovative Medicine and MedTech businesses
Q3 2026 versus Q3 2025
Selling, Marketing and Administrative Expenses was flat as a percent to sales.
Research and development expense
Research and development expense by segment of business was as follows:

	Fiscal Third Quarter Ended				Fiscal Nine Months Ended
	2026		2025		2026		2025
(Dollars in Millions)	Amount	% of Sales*	Amount	% of Sales*	Amount	% of Sales*	Amount	% of Sales*
Innovative Medicine	$3,888	23.2%	$2,944	18.9%	$9,576	19.7%	$8,361	18.7%
MedTech	764	8.8	728	8.6	2,256	8.6	2,052	8.2
Total research and development expense	$4,652	18.3%	$3,672	15.3%	$11,832	15.8%	$10,413	15.0%
Percent increase over the prior year	26.7%				13.6%
*As a percent to segment sales
Fiscal nine months Q3 2026 versus Fiscal nine months Q3 2025 and Q3 2026 versus Q3 2025
Research and Development increased as a percent to sales primarily driven by:
•Acquired in-process research and development expense of approximately $1.0 billion related to the acquisition of Firefly Bio, Inc. (Firefly)
In-process research and development (IPR&D) impairments
In the fiscal nine months of 2026, the Company recorded a charge of approximately $0.4 billion primarily related to PreCardia, a non-strategic asset acquired as part of the Abiomed acquisition in 2022.

Form 10-Q	45

Interest (income) expense
Interest (income) expense in the fiscal nine months of 2026 was net expense of $136 million as compared to net income of $62 million in the fiscal nine months of 2025. The increase in net expense was driven by a lower average cash balance earning a lower rate of interest and a higher average debt balance. Interest (income) expense in the fiscal third quarter of 2026 was net expense of $31 million and was relatively flat as compared to net expense of $18 million in the fiscal third quarter of 2025. The balance of cash, cash equivalents and current marketable securities was $17.2 billion at the end of the fiscal third quarter of 2026 as compared to $18.6 billion at the end of the fiscal third quarter of 2025. The Company’s debt position was $44.6 billion as of September 27, 2026, as compared to $45.8 billion the same period a year ago.
Other (income) expense, net*
Fiscal nine months Q3 2026 versus Fiscal nine months Q3 2025
Other (income) expense, net for the fiscal nine months of 2026 was an expense of $6.4 billion as compared to $7.7 billion of income in the prior year primarily due to the following:

Fiscal Nine Months
(Dollars in Billions)(Income)/Expense	September 27, 2026	September 28, 2025	Change
Litigation related(1)	$6.1	(6.9)	13.0
Orthopaedics separation related	0.7	0.0	0.7
Employee benefit related	(0.5)	(0.4)	(0.1)
Changes in the fair value/sale of securities	(0.3)	(0.3)	—
Sail Biomedicines Option Premium	0.3	0.0	0.3
Restructuring related	0.2	0.1	0.1
Acquisition, Integration and Divestiture related	0.1	0.4	(0.3)
Other	(0.2)	(0.6)	0.4
Total Other (Income) Expense, Net	$6.4	(7.7)	14.1
(1)The fiscal nine months of 2026 includes a charge of $5.5 billion related to the proposed talc ovarian litigation resolution. The fiscal nine months of 2025 include approximately $7.0 billion related to the talc reserve reversal. For additional details related to talc refer to Note 11 to the Consolidated Financial Statements.
Q3 2026 versus Q3 2025
Other (income) expense, net for the fiscal third quarter of 2026 reflected an expense of $5.8 billion as compared to $0.5 billion of income in the prior year primarily due to the following:

Fiscal Third Quarter
(Dollars in Billions)(Income)/Expense	September 27, 2026	September 28, 2025	Change
Litigation related(1)	$5.5	0.0	5.5
Orthopaedics separation related	0.3	0.0	0.3
Sail Biomedicines Option Premium	0.3	0.0	0.3
Employee benefit related	(0.2)	(0.1)	(0.1)
Changes in the fair value/sale of securities	0.0	(0.4)	0.4
Acquisition, Integration and Divestiture related	0.0	0.1	(0.1)
Other	(0.1)	(0.1)	—
Total Other (Income) Expense, Net	$5.8	(0.5)	6.3
(1)The fiscal third quarter of 2026 includes a charge related to the proposed talc ovarian litigation resolution. For additional details related to talc refer to Note 11 to the Consolidated Financial Statements.
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
Segment income before tax
Income before tax by segment of business for the fiscal nine months were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Innovative Medicine	$16,632	$17,208	$48,567	$44,638	34.2%	38.6%
MedTech	3,192	3,912	26,204	24,991	12.2	15.7
Segment total	19,824	21,120	74,771	69,629	26.5	30.3
(Income) Expenses not allocated to segments(1)	7,053	(6,495)
Earnings before provision for taxes on income	$12,771	$27,615	$74,771	$69,629	17.1%	39.7%
(1)Amounts not allocated to segments include interest (income) expense, certain litigation expenses and general corporate (income) expense. The fiscal nine months of 2026 includes a charge of $5.5 billion related to the proposed talc ovarian litigation resolution. The fiscal nine months of 2025 include approximately $7.0 billion related to the talc reserve reversal. For additional details related to talc refer to Note 11 to the Consolidated Financial Statements.
Innovative Medicine segment
The Innovative Medicine segment income before tax as a percent of sales in the fiscal nine months of 2026 was 34.2% versus 38.6% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal nine months of 2026 as compared to the prior year was primarily driven by the following:
•Acquired in-process research and development expense of approximately $1.0 billion related to the acquisition of Firefly in 2026
•Expense of $0.3 billion primarily related to the option premium associated with Sail Biomedicines (Sail) in 2026
•Restructuring related costs of $0.3 billion in 2026
•Higher intangible asset amortization expense of $0.3 billion in 2026 related to Intra-Cellular (additional CAPLYTA indication)
•Unfavorable product mix in Cost of products sold, primarily driven by the decline of STELARA sales partially offset by
•Favorable currency in Cost of products sold

MedTech segment
The MedTech segment income before tax as a percent of sales in the fiscal nine months of 2026 was 12.2% versus 15.7% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal nine months of 2026 was primarily driven by the following:
•Orthopaedics separation related costs of $0.7 billion in 2026
•Unfavorable changes in the fair value of securities of $0.2 billion versus 2025
•In-process research and development impairment charges of $0.4 billion in 2026, primarily related to PreCardia, a non-strategic asset acquired as part of the Abiomed acquisition in 2022 partially offset by
•Impact of tariff recoveries of approximately $0.2 billion included in Cost of products sold

Form 10-Q	47

Income before tax by segment of business for the fiscal third quarters were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Innovative Medicine	$5,066	$6,446	$16,757	$15,563	30.2%	41.4%
MedTech	776	1,287	8,642	8,430	9.0	15.3
Segment total	5,842	7,733	25,399	23,993	23.0	32.2
(Income)/ Expenses not allocated to segments(1)	5,808	240
Earnings before provision for taxes on income	$34	$7,493	$25,399	$23,993	0.1%	31.2%
(1)Amounts not allocated to segments include interest (income) expense, certain litigation expenses and general corporate (income) expense. The fiscal third quarter of 2026 includes a charge of $5.5 billion related to the proposed talc ovarian litigation resolution. For additional details related to talc refer to Note 11 to the Consolidated Financial Statements.
Innovative Medicine segment
The Innovative Medicine segment income before tax as a percent of sales in the fiscal third quarter of 2026 was 30.2% versus 41.4% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal third quarter of 2026 as compared to the prior year was primarily driven by the following:
•Acquired in-process research and development expense of approximately $1.0 billion related to the acquisition of Firefly in 2026
•Expense of $0.3 billion primarily related to the option premium associated with Sail Biomedicines (Sail) in 2026
•Higher intangible asset amortization expense of $0.2 billion in 2026 related to Intra-Cellular (additional CAPLYTA indication)
•Favorable changes of $0.2 billion in the fair value of securities in 2025 as compared to 2026
•Restructuring related costs of $0.1 billion in 2026
•Unfavorable product mix in Cost of products sold, primarily driven by the decline of STELARA sales partially offset by
•Favorable currency in Cost of products sold

MedTech segment
The MedTech segment income before tax as a percent of sales in the fiscal third quarter of 2026 was 9.0% versus 15.3% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal third quarter of 2026 as compared to the prior year was primarily driven by the following:
•Orthopaedics separation related costs of $0.4 billion in 2026
•Unfavorable changes in the fair value of securities of $0.2 billion versus 2025
•In-process research and development impairment charge of $0.3 billion in 2026, related to PreCardia, a non-strategic asset acquired as part of the Abiomed acquisition in 2022 partially offset by
•Impact of tariff recoveries of approximately $0.2 billion included in Cost of products sold
Restructuring
In the fiscal second quarter of 2026, the Company initiated a supply chain restructuring program primarily in the Innovative Medicine segment to exit certain manufacturing locations as part of its optimization efforts to streamline operations. The program is expected to be substantially complete by the end of 2029 with estimated costs between $0.7 billion and $0.8 billion, and include site and supplier exit costs, decommissioning and asset impairments costs. The pre-tax restructuring expense was $74 million in the fiscal third quarter of 2026, of which $103 million was recorded in Restructuring, a reversal of $18 million of expense in Cost of products sold and a reversal of $11 million of expense in Other income and expense on the Consolidated Statement of Earnings primarily related to exit costs. The pre-tax restructuring expense was $274 million in the fiscal nine months of 2026, of which $103 million was recorded in Restructuring and $171 million in Other income and expense on the Consolidated Statement of Earnings primarily related to asset impairments and exit costs. Total project costs of approximately $0.3 billion have been recorded since the restructuring was announced.

In fiscal 2025, the Company initiated a restructuring program of its Surgery franchise within the MedTech segment to simplify and focus operations by exiting certain non-strategic product lines and optimize select sites across the network. The pre-tax restructuring expense was $80 million in the fiscal third quarter of 2026, of which $44 million was recorded in Restructuring, $6 million in Cost of products sold and $30 million in Other income and expense on the Consolidated Statement of Earnings primarily related to product exits. The pre-tax restructuring expense was $194 million in the fiscal nine months of 2026, of which $105 million was recorded in Restructuring, $30 million in Cost of products sold and $59 million in Other income and expense on the Consolidated Statement of Earnings primarily related to product exits. The pre-tax restructuring expense was $128 million in the fiscal third quarter of 2025, of which $35 million was recorded in Restructuring and $93 million in Other income and expense on the Consolidated Statement of Earnings. The pre-tax restructuring expense was $157 million in the fiscal nine months of 2025, of which $64 million was recorded in Restructuring and $93 million in Other income and expense on the Consolidated Statement of Earnings. Total project costs of approximately $0.4 billion have been recorded since the restructuring was announced. This program will be completed as of the fiscal fourth quarter of 2026 at a total project cost of approximately $0.6 billion.
In fiscal 2023, the Company initiated a restructuring program of its Orthopaedics franchise within its MedTech segment to streamline operations by exiting certain markets, product lines and distribution network arrangements. The pre-tax restructuring expense was $41 million in the fiscal third quarter of 2026, of which $34 million was recorded in Restructuring and $7 million in Cost of products sold on the Consolidated Statement of Earnings primarily for costs related to market and product exits. The pre-tax restructuring expense was $65 million in the fiscal nine months of 2026, of which $39 million was recorded in Restructuring, $1 million in Other (Income)/Expense and $25 million in Cost of products sold on the Consolidated Statement of Earnings primarily for costs related to market and product exits. The pre-tax restructuring expense was $40 million in the fiscal third quarter of 2025, of which $28 million was recorded in Restructuring and $12 million in Cost of products sold on the Consolidated Statement of Earnings primarily for costs related to market and product exits. The pre-tax restructuring expense was $145 million in the fiscal nine months of 2025, of which $80 million was recorded in Restructuring, $35 million in Cost of products sold and $30 million in Other (Income)/Expense on the Consolidated Statement of Earnings primarily for costs related to asset impairments as well as market and product exits. Total project costs of approximately $0.9 billion have been recorded since the restructuring was announced. This program will be completed as of the fiscal fourth quarter of 2026 at a total project cost of approximately $1.0 billion.
For further details related to the restructuring refer to Note 12 to the Consolidated Financial Statements.
Provision for taxes on income
The worldwide effective income tax rate for the fiscal nine months was 14.0% in 2026 and 21.5% in 2025.
For further details related to the fiscal 2026 provision for taxes refer to Note 5 to the Consolidated Financial Statements.

Form 10-Q	49

Liquidity and capital resources

Dividends to shareholders
*Includes business combinations and asset acquisitions
Cash flows
Cash and cash equivalents were $16.9 billion at the end of the fiscal third quarter of 2026 as compared with $19.7 billion at the end of fiscal year 2025. The primary sources and uses of cash that contributed to the $2.8 billion decrease were:

(Dollars In Billions)
19.7	Q4 2025 Cash and cash equivalents balance
18.9	net cash generated from operating activities
(4.9)	net cash used for investing activities
(16.8)	net cash used for financing activities
$16.9	Q3 2026 Cash and cash equivalents
In addition, the Company had $0.3 billion in marketable securities at the end of the fiscal third quarter of 2026 and $0.4 billion at the end of fiscal year 2025.
Cash flow from operations of $18.9 billion was the result of:

(Dollars In Billions)
$11.0	Net earnings
6.8
non-cash expenses and other adjustments primarily for depreciation and amortization, stock-based compensation and asset write-downs partially offset by deferred tax provision and net gain on sale of assets/businesses

(2.9)	an increase in accounts receivable and inventories
1.4	an increase in accounts payable and accrued liabilities
1.4	a decrease in other current and non-current assets
1.1	an increase in other current and non-current liabilities
0.1	rounding
$18.9	Net cash flows from operations

Cash flow used for investing activities of $4.9 billion was primarily from:

(Dollars In Billions)
$(3.7)	additions to property, plant and equipment
0.1	proceeds from the disposal of assets/businesses, net
(0.4)	acquisitions, net of cash acquired
(1.0)	acquired in-process research and development assets/related milestones
(0.5)	net purchases of investments
0.9	credit support agreements activity, net
(0.3)	Other and rounding
$(4.9)	Net cash used for investing activities
Cash flow used for financing activities of $16.8 billion was primarily from:

(Dollars In Billions)
$(9.6)	dividends to shareholders
(6.0)	repurchase of common stock
(2.9)	net repayment of short and long term debt
2.3	proceeds from stock options exercised/employee withholding tax on stock awards, net
(0.6)	Other, primarily Auris shareholder payment (described in Note 11), Credit support agreements and rounding
$(16.8)	Net cash used for financing activities
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
As of September 27, 2026, the Company had cash, cash equivalents and marketable securities of approximately $17.2 billion and had approximately $44.6 billion of notes payable and long-term debt for a net debt position of $27.4 billion as compared to the prior year fiscal third quarter net debt position of $27.2 billion. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs, including the Company’s remaining balance of approximately $9.0 billion related to talc matters, $3.2 billion related to the current portion of Corporate bonds due and approximately $2.6 billion for the option to acquire Sail (refer to Note 10 to the Consolidated Financial Statements for further details) and the remaining approximately $0.9 billion related to opioid settlements. In addition, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.
Dividends
On July 15, 2026, the Board of Directors declared a regular cash dividend of $1.34 per share, payable on September 8, 2026, to shareholders of record as of August 25, 2026.
On October 13, 2026, the Board of Directors declared a regular cash dividend of $1.34 per share, payable on December 8, 2026, to shareholders of record as of November 24, 2026. The Company expects to continue the practice of paying regular quarterly cash dividends.
Other information
New accounting pronouncements
Refer to Note 1 to the Consolidated Financial Statements for new accounting pronouncements.

Form 10-Q	51

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
The long-term implications of regional conflicts on the Company are difficult to predict. The financial impact of known existing conflicts, particularly in the Middle East, negatively impacted growth in the MedTech Surgery business in the fiscal third quarter of 2026.
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
The Company faces various worldwide health care changes that may continue to result in pricing pressures that include health care cost containment and government legislation relating to sales, promotions and reimbursement of health care products including recent actions in the U.S. and foreign countries such as Germany. Recent U.S. policy initiatives have focused on prescription drug affordability, including the use of, international reference pricing methodologies, intended to reduce costs for American patients and the U.S. Government. The Company has entered into voluntary agreements with the U.S. government that include patient affordability initiatives, participation in certain pricing programs, and continued investment in U.S.-based research, development, and manufacturing capabilities. The Company continues to implement and evaluate the potential effects of these agreements and related policy initiatives.
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

Form 10-Q	53

Part II — Other information
Item 1 — Legal proceedings
The information called for by this item is incorporated herein by reference to Note 11 included in Part I, Item 1, Financial Statements (unaudited) — Notes to Consolidated Financial Statements.
Item 2 — Unregistered sales of equity securities and use of proceeds
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
The following table provides information with respect to Common Stock purchases by the Company during the fiscal third quarter of 2026. Common stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company's compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal third quarter.

Fiscal Month Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 29, 2026 through July 26, 2026	3,265,000	251.70	—	—
July 27, 2026 through August 23, 2026	1,177,561	270.67	—	—
August 24, 2026 through September 27, 2026	2,100,509	270.53	—	—
Total	6,543,070	261.16	—	—
(1)During the fiscal third quarter of 2026, the Company repurchased an aggregate of 6,543,070 shares of Johnson & Johnson Common Stock in open-market transactions, all of which were purchased as part of a systematic plan to meet the needs of the Company’s compensation programs.

Item 5 — Other information
Securities trading plans of Directors and Executive Officers. During the fiscal third quarter of 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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
Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.
Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.
Exhibit 101:

EX-101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Document

Exhibit 104:	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Form 10-Q	55

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 21, 2026

Date: October 21, 2026

JOHNSON & JOHNSON
(Registrant)

By	/s/ J. J. Wolk
J. J. Wolk, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

By	/s/ R. J. Decker Jr.
R. J. Decker Jr., Controller (Principal Accounting Officer)

